Form 10QSB
period 2000-10-31
DYNADAPT SYSTEM INC
filed 2001-05-02
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
October 31, 2000                                             0-29670

                             DYNADAPT SYSTEMS, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 422-7674


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes          No    X
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  485,000 common shares as of October 31, 2000

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                    FOR THE SIX-MONTHS ENDED OCTOBER 31, 2000
                                   (UNAUDITED)

                            DYNADAPT, SYSTEMS, INC.
                          (a Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)



                                                                                    October 31,            April 30,
                                                                                        2000                 2000
                                                                                   ---------------        ------------

ASSETS;
   Current Assets:
      Cash                                                                              $ 400               $ 628
      Accounts receivable                                                                    -                  4
                                                                                   ---------------        ------------

           Total current assets                                                           400                 632
                                                                                   ---------------        ------------

TOTAL ASSETS                                                                            $ 400               $ 632
                                                                                   ===============        ============


LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
        Notes Payable - Shareholders                                                    1,200                 800
                                                                                   ---------------        -----------

            Total current liabilities                                                   1,200                 800

   Stockholders Equity
      Common stock, $.0001 par value, 100,000,000 shares authorized,
      485,500 shares issued and outstanding in 1999 and 2000                               48                  48
    Additional Paid-In Capital                                                         23,506              23,506
    Deficit accumulated during the
      development stage                                                               (24,354)            (23,722)
                                                                                   ---------------        ------------
                                                                                   ---------------        ------------

           Total stockholders equity                                                     (800)               (168)
                                                                                   ---------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $ 400               $ 632
                                                                                   ===============        ============

   The accompanying notes are an integral part of these financial statements.

                             DYNADAPT SYSTEMS, INC.
                          (A Develpment Stage Company)
                            Statement of Operations
                                  (Unaudited)



                                                  Three-Month Period Ended             Six-Month Period Ended         April 30, 1998
                                                    October 31,                        October 31,                      Inception to
                                                 2000              1999              2000             1999          October 30, 2000
                                                 ----              ----              ----             ----          ----------------

Revenue:
                                                         $ -               $ -           $ -              $ -                  -$ -
                                                     --------          --------       --------        --------              --------
Total Income                                               -                 -             -                -                     -

Costs and Expenses:
     Consulting                                            -             2,460            500           2,660                18,230
     Accounting                                            -               750              -             750                 5,750
     Office Expenses                                       -                17              -              36                   143
     Bank Charges                                         67                50            140              70                   386
                                                     --------          --------        --------       --------              --------
Total Expenses                                            67             3,277            640           3,516                24,509

Net Loss from Operations                                 (67)           (3,277)          (640)         (3,516)              (24,509)
                                                     --------          --------        --------       --------              --------
Other Income
   Interest income                                         2                 4              8              24                   155
                                                     --------          --------        --------       --------              --------
Net Loss                                               $ (65)         $ (3,273)        $ (632)       $ (3,492)            $ (24,354)
                                                     ========          ========        ========       ========              ========

Net Loss per common share                                  *                 *              *               *
                                                     =========         ========        ========       =======

     Weighted average number
     of common shares outstanding                    485,500           390,800         485,500        390,800
                                                     =========         ========        ========       ========
*Less than $.01


   The accompanying notes are an integral part of these financial statements.

                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                             Statement of Cash Flow
                                  (Unaudited)
                                Indirect Method


                                                                                  Six-Month Period Ended           April 30, 1998
                                                                                        October 31,                  Inception to
                                                                                   2000              1999          October 31, 2000
                                                                                   ----              ----          ----------------

Cash Flows from Operating Activities:

     Net Loss                                                                      $ (632)          $ (3,492)             $ (24,354)

     Stocks issued for services                                                         -                  -                     25
     Adjustments to reconcile net loss to net cash used
        by operating activities
     (Increase) in Accounts Receivable                                                  4                  -                      -
     Increase in Notes Payable                                                        400                  -                  1,200
                                                                                    -------         --------              ---------
Net Cash Used In Operating Activities                                                (228)            (3,492)               (23,129)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                       -                  -                 23,529
                                                                                    -------         --------              ---------
Net Cash Provided by Finacing Activities                                                -                  -                 23,529

Net Increase in Cash & Cash Equivalents                                              (228)            (3,492)                   400

Beginning Cash & Cash Equivalents                                                     628             15,538                      -
                                                                                    -------         --------              ---------
Ending Cash & Cash Equivalents                                                      $ 400           $ 12,046              $     400
                                                                                    =======         ========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                                       $   -           $   -                 $    -
   Cash paid for interest expense                                                   $   8           $   8                 $   16
                                                                                    =======         ========              =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    Stock issured for services
                                                                                        -               -                     25

   The accompanying notes are an integral part of these financial statements.



                             DYNADAPT SYSTEMS, INC.
                          (Development Stage Company)
                              Stockholders' Equity
                                  (Unaudited)



                                                                                                Deficit
                                                                                                 Accumulated
                                                  COMMON STOCKS               Additional       During the           Total
                                                                                Paid-In          Development    Stockholders'
                                            Shares             Amount           Capital          Stage              Equity
                                            ------             ------           -------          -----              ------



Issuance of Stock for Services                250,000                 25                -                -                 25

Issuance for Cash                             233,000                 23           23,277                -             23,300

Issuance for Cash                               2,500                  -              229                -                229

Net Loss                                            -                  -                -           (8,016)            (8,016)
                                              -------             -------        --------         --------            --------
Balance - April 30, 1999                      485,500                 48           23,506           (8,016)            15,538
                                              -------             -------        --------         --------            --------
Net Loss                                            -                  -                -          (15,706)           (15,706)
                                              -------             -------        --------         --------            --------
Balance - April 30, 2000                      485,500                 48           23,506          (23,722)              (168)
                                              -------             -------        --------         --------            --------
Net Loss                                            -                  -                -             (632)              (632)
                                              -------             -------        --------         --------            --------
Balance - October 31, 2000                    485,500               $ 48         $ 23,506         $(24,354)            $ (800)
                                              =======             =======        ========         ========            ========

   The accompanying notes are an integral part of these financial statements.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2000
                                   (Unaudited)



1.       Presentation of Interim Information

         In the opinion of the management of Dynadapt Stystem, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2000, and the results of operations for the three months and six months ended October 31, 2000 and 1999, and cash flows for the nine months ended October 31, 2000. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 31, 2000 COMPARED TO SAME QUARTER IN 1999.

     The Company had no revenues in the period in 2000 or 1999. The Company incurred operations expenses in the quarter of $67 in 2000 and $3,277 in 1999. The Company had a loss on operations of ($65) in 2000 compared to ($3,273) in 1999 in the quarter. The loss per share was nominal in 2000 and 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2000 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 1999

     The Company had no revenues in the period in 2000 or 1999. The Company had expenses of $640 and $3,516 in the periods in 2000 and 1999, respectively. The Company had a net loss of ($632) in the six month period in 2000 compared to a net loss of ($3,492) in the same period in 1999. The loss per share for the six month period was nominal in both periods.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has only $400 in cash as of October 31, 2000, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    No  reports  on Form 8-K were made for the  period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2001


                                     Dynadapt Systems, Inc.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President