Form 10QSB
period 2001-01-31
DYNADAPT SYSTEM INC
filed 2001-06-26
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31 2001                                             0-29670

                             DYNADAPT SYSTEMS, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
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

                  485,000 common shares as of January 31, 2001

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                    FOR THE NINE-MONTHS ENDED JANUARY 31, 2001
                                   (UNAUDITED)


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)






                                                                            January 31            April 30,
                                                                               2001                  2000
                                                                           --------------        -------------

ASSETS;
   Current Assets:
      Cash                                                                     $ 135                 $ 628
      Accounts receivable                                                          -                     4
                                                                           --------------        -------------

           Total current assets                                                  135                   632
                                                                           --------------        -------------

TOTAL ASSETS                                                                   $ 135                 $ 632
                                                                           ==============        =============


LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities
        Notes Payable - Shareholders                                           1,400                   800
                                                                           --------------        -------------

            Total current liabilities                                          1,400                   800

   Stockholders Equity
      Common Stock, $.0001 par value, 100,000,000
        shares authorized, 485,000 shares issued and                              48                    48
        outstanding in 1999 and 2000
    Additional Paid-In Capital                                                23,506                23,506
    Deficit accumulated during the
      development stage                                                      (24,819)              (23,722)
                                                                           --------------        -------------

           Total stockholders equity                                          (1,265)                 (168)
                                                                           --------------        -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $ 135                 $ 632
                                                                           ==============        =============


 See accountant's review report.



                             DYNADAPT SYSTEMS, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
                                                                                                                   April 30,
                                              Three-Month Period Ended           Nine-Month Period Ended        (Inception) to
                                                     January 31,                       January 31,                January 31,
                                                2001             2000             2001             2000             2001
                                                ----             ----             ----             ----             ----

Revenue:
                                                     $ -              $ -          $ -              $ -              $ -
                                                --------         --------        ------            ------
Total Income                                           -                -            -                -                -

Costs and Expenses:
     Consulting                                      400            2,460          900            5,120            18,630
     Accounting                                        -              750            -              750             5,750
     Office Expenses                                   -               17            -               36               143
     Bank Charges                                     67               50          207               70               453
                                                --------         --------        ------            ------       ---------
Total Expenses                                       467            3,277        1,107            5,976            24,976

Net Loss from Operations                            (467)          (3,277)      (1,107)          (5,976)          (24,976)
                                                --------         --------        ------            ------       ---------
Other Income
   Interest income                                     2                6           10               26               157
                                                --------         --------        ------            ------       ---------
Net Loss                                          $ (465)        $ (3,271)    $ (1,097)        $ (5,950)        $ (24,819)
                                                ========         ========        ======            ======       =========
Net Loss per common share                          *                *                *                *
                                                ========         ========        ======            ======
     Weighted average number
     of common shares outstanding                485,500          390,800      485,500          390,800
                                                ========         ========        ======            ======
* Less than $.01

See accountant's review report.

                             DYNADAPT SYSTEMS, INC.
                         (A Development Stage Company)
                             Statement of Cash Flow
                                  (Unaudited)
                                Indirect Method
                                                                                                            April 30, 1998
                                                                                Nine-Month Period Ended      Inception to
                                                                                     January 31,              January 31,
                                                                               2001            2000              2001
                                                                               ----            ----              ----

Cash Flows from Operating Activities:

     Net Loss                                                                $ (1,097)       $ (5,950)           $ (24,819)
     Stocks issued for services                                                     -              25                   25
     Adjustments to reconcile net loss to net cash used
        by operating activities

     Accounts Receivable                                                            4               -                    -
     Increase in Notes Payable                                                    600               -                1,400
                                                                                -----        --------            ---------
Net Cash Used in Operating Activities                                            (493)         (5,925)             (23,394)

Cash Flows from Financing Activities:
     Proceeds from stock issuance                                                   -               -               23,529
Net Cash Provided by Finacing Activities                                            -               -               23,529

Increase (Decrease) in Cash & Cash Equivalents                                    493)         (5,925)                 135

Beginning Cash & Cash Equivalents                                                 628           9,588                    -
                                                                                -----        --------            ---------
Ending Cash & Cash Equivalents                                               $    135         $ 3,663                $ 135
                                                                                =====        ========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                                $      -               -                $   -
                                                                                =====        ========            =========
   Cash paid for interest expense                                            $     10         $    10                $  20
                                                                                =====        ========            =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
 Issued 250,000 share of common stock for services rendered                         -               -                   25
                                                                                -----        --------            ---------

 See accountant's review report.

                             DYNADAPT SYSTEMS, INC.
                         (A Development Stage Company)
                              Stochholders' Equity
                                  (Unaudited)


                                                                                             Deficit
                                                                                              Accumulated
                                               COMMON STOCKS              Additional        During the           Total
                                                                           Paid-In           Development    Stockholders'
                                          Shares           Amount           Capital           Stage              Equity
                                          ------           ------           -------           -----              ------


Issuance of Stock for Services              250,000               25                -                 -                  25

Issuance for Cash                           233,000               23           23,277                 -              23,300

Issuance for Cash                             2,500                -              229                 -                 229

Net Loss                                          -                -                -            (8,016)             (8,016)
                                            -------             ----         --------         ---------             -------
Balance April 30, 1999                      485,500               48           23,506            (8,016)             15,538
                                            -------             ----         --------         ---------             -------
Net Loss                                          -                -                -           (15,706)            (15,706)
                                            -------             ----         --------         ---------             -------
Balance - April 30, 2000                    485,500               48           23,506           (23,722)               (168)
                                            -------             ----         --------         ---------
Net Loss                                          -                -                -            (1,097)             (1,097)
                                            -------             ----         --------         ---------
Balance-  January 31, 2001                  485,500             $ 48         $ 23,506          $(24,819)           $ (1,265)
                                            =======             ====         ========         =========

See accountant's review report.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2000
                                   (Unaudited)




Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------
Organization:

The Company was incorporated on April 30, 1998, in the state of Colorado. The Company is in the development stages and was organized for the purpose of Internet Acquisitions. The Company's fiscal year end is April 30.

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash and Cash Equivalents:

The Company considers all highly-liquid debt instruments, with an original maturity of three months, to be cash equivalents.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2000
                                   (Unaudited)




Fair Value of Financial Instruments:

The carrying amount of cash is considered to be representative of it's fair values because of the short-term nature of this financial instrument.

Note 2 - Federal Income Taxes:
         --------------------
The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets:
         Net operating loss carryforwards                     $ 24,289
         Valuation allowance                                   (24,289)
                                                              ---------
         Net deferred tax assets                              $       -
                                                              =============

At April 30, 2000, the Company had net operating loss carryforwards of approximately $24,289 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2007.

Note 3 - Capital Stock Transactions:
         --------------------------
The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. During the period, the Company issued no shares of common stock.

Note 4 - Going Concern:
         -------------
The Company's financial statements have been presented on the basis that it is a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2000
                                   (Unaudited)




Note 5 - Notes Payable:
         -------------
This is a non-interest bearing note for funds advanced by a shareholder to facilitate the payment of debts.

Item 2.

Results of Operations for quarter ended January 31, 2001 compared to same period in prior year.
--------------------------------------------------------------------------------

     The Company had no revenues during the quarter ended January 31, 2001 or 2000. The Company incurred expenses in the quarter of $467 in 2001 and $3,277 in 2000. The net loss for the quarter was ($465) in 2001 and ($3,271) in 2000. The loss per share was nominal in the quarter in 2001 and 2000.

Results of Operation for the Nine Months period ended January 31, 2001 compared to same period ended January 31, 2000.
--------------------------------------------------------------------------------

     The Company had no revenues during the nine month period ended January 31, 2001 nor in the same period ended January 31, 2000. The Company had expenses of $1,107 in the nine month period ended January 31, 2001 and $5,976 in expense for same period in the prior year. The net loss for the period ended January 31, 2001 was ($1,097) compared to ($5,950) in the same period ending January 31, 2000. The net loss per share in the period was nominal in 2001 and 2000. The trend of operating losses will continue until a profitable business operation can be acheived for which there is no assurance.


Liquidity and Capital Resources
-------------------------------

     The Company had miminal cash on hand at the end of the period. The Company will need to obtain loans from sharholders or make private placements of shares in order to fund any operations whatsoever. The Company has no committed capital sources at the date of this report for loans or equity placements.

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

Date: June , 2001



                                     Dynadapt Systems, Inc.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President