Form 10KSB
period 2000-04-30
DYNADAPT SYSTEM INC
filed 2001-07-05
CIK 1066551

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: April 30, 2000



                         Commission file number 0-29670

                               Dynadapt Systems, Inc.
                               -------------------
                 (Name of small business issuer in its charter)


                            CIK: 0001066551



Colorado                                         84-1491159
- --------                                     --------------------
State or other jurisdiction of              IRS Employer ID Number
Incorporation or organization


#400, 10200 W. 44th Ave., Wheat Ridge, CO 80033
- -------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (303) 422-7674
                                      -----------------
Securities registered under Section 12(b) of the Exchange Act: None
                                                               -----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes X     No
           ----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's  revenues for its most recent fiscal year: $0 ---

As of April 30, 2000 435,500 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                        16
     Item 3.   Legal Proceedings                                              16
     Item 4.   Submission of Matters to a Vote of Security Holders            16


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       17
     Item 6.   Management's Discussion and Analysis or Plan of Operation      18
     Item 7.   Financial Statements                                           18
     Item 8. Changes in and Disagreements With Accountants on Accounting 18 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              19
     Item 10.  Executive Compensation                                         21
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 22
     Item 12.  Certain Relationships and Related Transactions                 22
     Item 13.  Exhibits and Reports on Form 8-K                               23


SIGNATURES                                                                    24

PART I


ITEM 1. DESCRIPTION OF BUSINESS

General

    Dynadapt System, Inc. ("Dynadapt" or the "Company") was incorporated under the laws of the State of Colorado on April 30, 1998 to raise capital for an Internet website related project. Minimal capital was raised and it engaged in no business and remained dormant until Spring 1999. During Spring 1999 the Company raised $25,000 from an exempt Offering under Regulation D, Rule 504 of the Securities and Exchange Commission (the "Offering").

         The company business plan originally was to develop a website design which would respond to an Internet user's computer speed and link the user to a tier of the website which best matched the user's terminal capabilities. The concept would theoretically have allowed more sophisticated website tiers to be accessed by higher capacity computer terminals. After expending funds for consulting fees to analyze the concept with Internet service providers and computer science technicians, the company concluded that while elements of the concept might be achievable on a limited basis, the main concept could not be achieved at this point due to the large number of variables in the Internet system. The company then decided to modify its business plan to look for acquisitions in the information technology area.

         At the present time the company has not identified any business opportunity that it plans to pursue, nor has the company reached any agreement or definitive understanding with any person concerning an acquisition. The company is filing Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

         The Company will consider acquisitions of operating information technology companies for stock and debt. Once this Registration Statement is effective, the Company will become a 12(g) registered company under the Securities Exchange Act of 1934. The Company can continue to offer to private acquisition targets the opportunity to become a public company and establish a public trading market for its securities.

    Acquisitions may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. In connection with a merger or acquisition, it is possible that the Company would issue an amount of stock constituting control of the Company to the acquisition candidate. Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

         The  Company's   investment   strategy  focuses  on  companies  in  the
information technology industry.

     The Company's search is directed toward small and medium-sized companies (See "Investigation and Selection of Business Opportunities") who are (i) recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) in need of funds to develop a new product or service or to expand into new markets; (iv) relying upon an untested product or marketing concept; or (v) a combination of the characteristics mentioned in (i) through (iv). Given the above factors, investors can expect that acquisition candidates may have a history of losses or low profitability.

Investigation and Selection of Investment Opportunities

    The Company's management has the authority and discretion to complete acquisitions without submitting any proposal to the stockholders for their consideration. Management's decisions may ultimately adversely impact the Company's shareholders. Unless required, holders of the Company's securities should not anticipate that the Company will furnish them, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business.

    The analysis of business opportunities will be undertaken by or under the supervision of the Company's President. See "Management." The Company's management may also retain outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder's fee in the form of stock. The following factors will be considered, among other things, in screening investment opportunities:

1. Potential for revenue and earnings growth, indicated by new technology, anticipated market expansion, or new products;

2. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

3. Potential cost savings and economies of scale in operations;

4. Capitalization on distribution strength to enhance local sales and services capabilities;

5. Expand national market presence;

6. How any particular business opportunity will be viewed by the investment community and by the Company's stockholders;

7. Whether, following the business combination, the financial condition of the Company would be sufficient to enable the securities of the Company, then or in the foreseeable future, to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

8. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

9. The extent to which the business opportunity can be advanced;

10. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

11. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

12.  The  accessibility  of  required  management  expertise,   personnel,   raw
materials, services, professional assistance, and other required items.

     In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have net tangible assets of at least $4,000,000 . Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

    Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of the Company's investigation, the Company's executive officers and directors would meet personally with management and key personnel, would visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

    The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

    As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

    It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

    In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections. Any securities, which the Company might acquire in exchange for its Common Stock, are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless the Securities and Exchange Commission has declared a registration statement effective or an exemption from registration is available.
Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

    An acquisition made by the Company may be in an industry, which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public companies, many of, which may have more funds available than does the Company.

No Rights of Dissenting Shareholders

     The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Colorado Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions; however, share exchanges by Board authority are limited to where not more than 20% of the Company's equity is issued in a share exchange, otherwise, a vote of shareholders is required. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Colorado law.

Administrative Offices

     The Company current business address is 10200 W. 44th Avenue, Suite 400, Wheat Ridge, Colorado 90033. The Company's telephone number is (303) 422-7674. Employees

    The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

2. Need For Additional Financing. Most of the Company proceeds received from the Offering used for consulting about its business plan to exploit other business opportunities the Company must seek additional financing, which may or may not be available. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If not available, the Company's operations will be limited to those that can be financed with its available capital.

3. Regulation of Penny Stocks. The Company's securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of
$1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

    In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

     Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. Lack of Operating History. The Company was organized in April 1998 and remained dormant until Spring 1999 when it raised money to explore a business plan involving internet websites. The Company is not profitable. The Company has no successful operating history . The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no-assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Possible Business - Highly Risky. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful.

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited resources and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto.
Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial-resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

     Moreover, the Company will be subject to the reporting-provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

     In addition, the lack of audited financial statements would-prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company currently has only three individuals who are serving as its officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

14. Indemnification of Officers and Directors. Colorado Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

15. Director's Liability Limited. Colorado Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company's President without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

21. Volatility of Stock Price. Recent history relating to the market price of the Company's stock, indicates the market price is highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Further, many lending institutions will not permit the use of such securities as collateral for any loans.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company has no property. The Company currently maintains a mailing address at 10200 W. 44th Avenue, Suite 400, Wheat Ridge, Colorado 80033. The Company pays no rent for offices.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's shares of common stock have never been traded on the Over-the-Counter Bulletin Board or "Pink Sheets." No bid or ask has ever has ever been quoted.

     At April 30, 2000, there were 30 holders of record of the Company's stock, respectively. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

        Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Dividends

        The Company has not paid any dividends to date, and has no plans to do so in the immediate future.


ITEM  6.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  OPERATIONS  OR  PLAN  OF
OPERATIONS.

Results of Operations for the year ended April 30, 2000 compared to year ended April 30, 1999.
--------------------------------------------------------------------------------

     The Company had no revenues from operations in the year 2000 or 1999. The Company incurred expenses of $15,815 in 2000 compared to expenses of $8,095 in 1999. The increase in expenses from 1999 was largely related to accounting fees for audit work of $5,750. The Company had a net loss of ($15,815) in 2000 compared to ($8,095) in 1999. The loss per share was ($.03) in 2000 and ($.02) in 1999.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

Liquidity and Capital Resources
-------------------------------

     The Company has no capital resources or liquidity except through private placement of stocks.

     At year end, the Company had $628 operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred.

ITEM 7 - FINANCIAL STATEMENTS

        The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None. There have been no changes of accountants nor disagreements with any prior accountant since there have been no prior accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    The directors and executive officers currently serving the Company are as follows:

Name                                        Position                   Term
----                                        --------                   ----

Wesley F. Whiting          President and Director                      Annual

Reginald T. Green          Secretary and Director                      Annual

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time, which they will devote to the Company's affairs, is unknown and is likely to vary substantially from month to month.

Biographical Information

     Wesley Whiting, Director, age 69. Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88) and President, vice president, and director of NELX, Inc. (1994-1998), and was vice president and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation since 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Aqusition Lending, Inc. (2000). He is director and Vice President of Utilitec, Inc, 1999 to date.

     Redgie Green, age 48. Mr. Green has been Secretary and Director of the Company since inception. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high tech adventures since 1987. Mr. Green has been a director of Colorado Gold & Silver, Inc. 1999 - 2000.

         Management will devote necessary time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

     None of the Company's directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Indemnification of Officers and Directors

     As permitted by Colorado Revised Statutes, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

     The Colorado Corporation Code excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Colorado Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right, which a director may have to be indemnified, and does not affect any director's liability under federal or applicable state securities laws.

Conflicts of Interest

     The officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Conflicts of Interest - General. Officers and directors of the Company may participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.


ITEM 10. EXECUTIVE COMPENSATION

              SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS

                                            Annual Compensation                         Awards
      Name and Principal   Year    Salary ($)     Bonus ($)      Other Annual             Restricted Stock   Securities
      Position                                                   Compensation ($)         Award(s)           Underlying
                                                                                          ($)                Options/
                                                                                                             SARs (#)
      Wesley F. Whiting,   1998    0              0              0                        0                  0
      President(1)
                           1999    0              0              0                        0                  0
                           2000    0              0              $9,830                   0                  0

      Reginald T. Green,   1999    0              0              0                        0                  0
      Secretary            2000    0              0              0                        0                  0


    Option/SAR Grants Table (None)

    Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

    Long Term Incentive Plans - Awards in Last Fiscal Year (None)

     See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                            NUMBER OF
SHAREHOLDERS AND BENEFICIAL OWNERS          SHARES            PERCENTAGE
------------------------------              ------            ----------

Wesley F. Whiting,
President                                   25,000            5.1%

Reginald T. Green,
Secretary                                   25,000            5.1%

50,000 shares of common stock are owned by Officers and Directors as a group (10.2%).

TOTAL OUTSTANDING SHARES COMMON STOCK:  485,500 common shares


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   No officer, director, or affiliate of the Company has any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

    Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

Item 13 - Exhibits and Reports on Form 8-K
- - ------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Dynadapt Systems, Inc.



Date:   July 5, 2001                                  By:/s/ Wesley F. Whiting
       ------------------                              -------------------------
                                                    Wesley F. Whiting, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 5, 2001            By:/s/Wesley F. Whiting
       --------                ----------------------------------------
                               Wesley F. Whiting, President and Director


Date: July 5, 2001            By:/s/Reginald T. Green
       --------                -----------------------------------------
                                Reginald T. Green, Secretary and Director

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                            Year Ended April 30, 2000

                               DYNADAPT SYSTEMS, INC.

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flow                                                      F-4

Statements of Stockholders'                                                  F-5

Notes to Financial Statements                                          F-6 - F-7

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR"S REPORT


Board of Directors
Dynadapt System, Inc.
Denver, Colorado


We have audited the accompanying balance sheet of Dynadapt Sytem, Inc., (A Development Stage Company) as of April 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 1998, 1999 and 2000 and for the period April 30, 1998 (date of inception) to April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynadapt System, Inc., at April 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended April 30, 1998, 1999 and 2000 and for the period April 30, 1998 (date of inception) to April 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, conditions exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Denver, Colorado
February 5, 2001

/s/Michael Johnson & Co., CPA


                             DYNADAPT SYSTEM, INC.
                         (A Development /Stage Company
                                 Balance Sheets
                                 April 30, 2000




                                                                                    2000                1999
                                                                                 ------------        ------------

ASSETS;
   Current Assets:
      Cash                                                                         $ 628               $ 15,538
      Accounts receivable                                                              4                   -
                                                                                 ------------        ------------

           Total current assets                                                       632                15,538
                                                                                 ------------        ------------

TOTAL ASSETS                                                                        $ 632              $ 15,538
                                                                                 ============        ============


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
      Notes payable - Shareholder                                                   $ 800              $      -
                                                                                 ------------        ------------

           Total current liabilities                                                  800                     -

   Stockholders Equity
      Common stock, $.0001 par value, 100,000,000 shares authorized
      485,500 shares issued and outstanding in 1999 and 2000                           48                    48
    Additional Paid-In Capital                                                     23,506                23,506
    Deficit accumulated during the
      development stage                                                           (23,722)               (8,016)
                                                                                 ------------        ------------

           Total stockholders equity                                                 (168)               15,538
                                                                                 ------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $ 632              $ 15,538
                                                                                 ============        ============

  The accompanying notes are an intergral part of these financial statements.

                                      F-2


                                                                Year ended                April 30, 1998
                                                                April 30,                  Inception to
                                                           2000              1999         April 30, 2000
                                                           ----              ----         --------------

Revenue:                                                 $       -        $    -               $     -

Costs and Expenses:
     Consulting                                              9,830           8,000                17,830
     Accounting                                              5,750               -                 5,750
     Office Expenses                                            68              75                   143
     Bank Charges                                              167              20                   187
                                                         ---------        ---------            ---------
Total Expenses                                              15,815           8,095                23,910
                                                         ---------        ---------            ---------
Net Loss                                                   (15,815)         (8,095)              (23,910)

Other Income and Expenses:
   Interest income                                             109              79                   188
                                                         ---------        ---------            ---------
                                                         $ (15,706)       $ (8,016)            $ (23,722)
                                                         =========        =========            =========
Per Share Information:

Net Loss per common share                                $   (0.03)       $ (0.02)
                                                         =========        =========            =========
     Weighted average number
     of common shares outstanding                          485,500         390,800
                                                         =========        =========

  The accompanying notes are an intergral part of these financial statements.




                                                                        Year Ended                      April 30, 1998
                                                                      April 30,                          Inception to
                                                                         2000             1999          April 30, 2000
                                                                         ----             ----          --------------

Cash Flows from Operating Activities:
     Net Loss                                                          $(15,706)        $ (8,016)             $ (23,722)
       Stock issued for services                                              -               25                     25
     Adjustments to reconcile net loss to net cash used
        by operating activities
     (Increase) in Accounts Receivable                                       (4)               -                     (4)
     Increase in Notes Payable                                              800                -                    800
                                                                       --------         --------                 --------
Net Cash  Provided by Operating Activities                              (14,910)          (7,991)               (22,901)

Cash Flows from Financing Activities:
     Proceeds from stock issuance                                             -           23,529                 23,529
                                                                       --------         --------                 --------
Net Cash Provided by Financing Activities                                     -           23,529                 23,529

Net Increase in Cash & Cash Equivalents                                 (14,910)          15,538                    628

Beginning Cash & Cash Equivalents                                        15,538                -                      -
                                                                       --------         --------                 --------
Ending Cash & Cash Equivalents                                         $    628         $ 15,538              $     628
                                                                       ========         ========                 ========


Supplemental Disclosure of Cash Flow Information:

   Cash paid for interest                                              $      -         $      -              $       -
                                                                       ========         ========                 ========
   Cash paid for taxes                                                 $      -         $      -              $       -
                                                                       ========         ========                 ========

Supplemental Disclosure of Non-Cash Transactions
 Issued 250,000 shares of common for services rendered                        -                -                     25
                                                                       --------         --------                 --------

  The accompanying notes are an intergral part of these financial statements.





                                                                                              Deficit
                                                                                            Accumulated
                                             COMMON STOCKS               Additional         During the              Total
                                                                          Paid-In           Development         Stockholders'
                                       Shares            Amount           Capital              Stage                Equity
                                       ------            ------           -------              -----                ------


Issuance of Stock for Services           250,000                25                 -                    -                    25

Issuance for Cash                        233,000                23            23,277                    -                23,300

Issuance for Cash                          2,500                 -               229                    -                   229

Net Loss                                       -                 -                 -               (8,016)               (8,016)
                                        --------            --------        --------             --------                 --------
Balance -  April 30, 1999                485,500                48            23,506               (8,016)               15,538
                                        --------            --------        --------             --------                 --------
Net Loss                                       -                 -                 -              (15,706)              (15,706)
                                        --------            --------        --------             --------                 --------
Balance -  April 30, 2000                485,500              $ 48          $ 23,506            $ (23,722)               $ (168)
                                        ========            ========        ========             ========                 ========

  The accompanying notes are an intergral part of these financial statements.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2000

Note 1 - Organization and Summary of Significant Accounting Policies:

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

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares and common shares eqivalents outstanding during the period.

Fair Value of Financial Instruments:

The  carrying   amount  of  cash  and  notes   payable  are   considered  to  be
representative of their fair values because of the short-term nature of these financial instruments.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2000


Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Taxes:

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

Deferred tax assets:
         Net operating loss carryforwards                     $ 23,722
         Valuation allowance                                   (23,722)
         Net deferred tax assets                              $      -

At April 30, 2000, the Company had net operating loss carryforwards of approximately $23,722 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2007.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. During the period ended April 30, 2000, the Company issued no shares of common stock.

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

Note 5 - Notes Payable:

This is a non-interest bearing note for funds advanced by a shareholder to facilitate the payment of debts.