Form 10QSB
period 2000-07-31
DYNADAPT SYSTEM INC
filed 2001-07-06
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
July 31, 2000                                             0-29670

                             DYNADAPT SYSTEMS, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
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

                  485,500 common shares as of July .31, 2000

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                    FOR THE THREE-MONTHS ENDED JULY 31, 2000
                                   (UNAUDITED)


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)



                                                                                    July 31,             April 30,
                                                                                      2000                 2000
                                                                                   ------------         ------------


ASSETS;
   Current Assets:
      Cash                                                                            $ 465                $ 628
      Accounts receivable                                                                 -                    4
                                                                                   ------------         ------------

           Total current assets                                                         465                  632
                                                                                   ------------         ------------

TOTAL ASSETS                                                                          $ 465                $ 632
                                                                                   ============         ============


LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
        Notes Payable - Shareholders                                                  1,200                  800
                                                                                   ------------         ------------

            Total current liabilities                                                 1,200                  800

   Stockholders' Equity:
      100,000,000 shares authorized $.0001 par value,                                    48                   48
      485,500 shares issued and outstanding in 1999 and 2000
    Additional Paid-In Capital                                                       23,506               23,506
    Deficit accumulated during the
      development stage                                                             (24,289)             (23,722)
                                                                                   ------------         ------------

           Total stockholders' equity                                                  (735)                (168)
                                                                                   ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 465                $ 632
                                                                                   ============         ============

The accompanying notes are an integral part of these financial statements.


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                   Three-Month Period Ended             April 30, 1998
                                                           July 31,                      Inception to
                                                  2000                 1999             July 31, 2000
                                                  ----                 ----             -------------

Revenue:
                                                   $ -                  $ -                         $ -
                                               -------              -------                     -------
Total Income                                         -                    -                           -

Costs and Expenses:
     Consulting                                    500                  200                      18,230
     Accounting                                      -                    -                       5,750
     Office Expenses                                 -                   19                         143
     Bank Charges                                   73                   20                         360
                                               -------              -------                     -------
Total Expenses                                     573                  239                      24,483

Net Loss from Operations                          (573)                (239)                    (24,483)
                                               -------              -------                     -------
Other Income
   Interest income                                   6                   20                         194
                                               -------              -------                     -------
Net Loss                                        $ (567)              $ (219)                  $ (24,289)
                                               =======              =======                     =======

Net Loss per common share                           *                    *
                                               =======              =======
     Weighted average number
     of common shares outstanding              485,500              390,800
                                               =======              =======
* Less than $.01


The accompanying notes are an integral part of these financial statements.

                             DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                            Statement of Cash Flows
                                   (Unaudited)
                                 Indirect Method


                                                                           Three-Month Period Ended          April 30, 1998
                                                                                    July 31,                  Inception to
                                                                             2000             1999           July 31, 2000
                                                                             ----             ----           -------------

Cash Flows from Operating Activities:
     Net Loss                                                               $ (567)          $ (219)             $ (24,289)
     Stocks issued for services                                                  -               25                     25
     Adjustments to reconcile net loss to net cash used
        in operating activities
     (Increase) in Accounts Receivable                                           4                -                      4
     Increase in Notes Payable                                                 400                -                    400
                                                                             -----           ------               --------
Net Cash Used In Operating Activities                                         (163)            (194)               (23,860)
                                                                             -----           ------               --------
Cash Flows from Financing Activities:
     Proceeds from stock issuance                                                -                -                 23,529
                                                                             -----           ------               --------
Net Cash Provided by Financing Activities                                        -                -                 23,529
                                                                             -----           ------               --------
Net Increase in Cash & Cash Equivalents                                       (163)            (194)                  (331)

Beginning Cash & Cash Equivalents                                              628              494                    796
                                                                             -----           ------               --------
Ending Cash & Cash Equivalents                                               $ 465            $ 300                  $ 465
                                                                             =====           ======               ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                                $   -            $   -                  $   -
                                                                             =====           ======               ========
   Cash paid for interest expense                                            $   2            $   2                  $  18
                                                                             =====           ======               ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    Issued 250,000 shares of common stock for services                       $   -            $  25                  $   -
                                                                             -----           ------               --------

The accompanying notes are an integral part of these financial statements.


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                              Stockholders' Equity
                                  (unaudited)

                                                                                           Deficit
                                                                                         Accumulated
                                              COMMON STOCKS              Additional       During the            Total
                                                                           Paid-In       Development        Stockholders's
                                         Shares              Amount        Capital          Stage               Equity
                                         ------              ------


Issuance of Stock for Services             250,000              25                 -                 -                    25

Issuance for Cash                          233,000              23            23,277                 -                23,300

Issuance for Cash                            2,500               -               229                 -                   229

Net Loss                                         -               -                 -            (8,016)               (8,016)
                                           -------           -----           -------           -------                -------
Balance - April 30, 1999                   485,500              48            23,506            (8,016)               15,538
                                           -------           -----           -------           -------                -------
Net Loss                                         -               -                 -           (15,706)              (15,706)
                                           -------           -----           -------           -------                -------
Balance - April 30, 2000                   485,500              48            23,506           (23,722)                 (168)
                                           -------           -----           -------           -------                -------
Net Loss                                         -               -                 -              (567)                 (567)
                                           -------           -----           -------           -------
Balance - July 31, 2000                    485,500            $ 48          $ 23,506         $ (24,289)               $ (735)
                                           =======           =====           =======           =======                =======



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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 31, 2000 COMPARED TO SAME QUARTER IN 1999.

     The Company had no revenues in the period in 2000 or 1999. The Company incurred operations expenses in the quarter of $573 in 2000 and $239 in 1999. The Company had a loss of ($567) in 2000 compared to ($219) in 1999 in the quarter. The loss per share was nominal in 2000 and 1999.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has only $465 in cash as of July 31, 2000, which is insufficient for any operations of significance. Its current liabilities exceeded its assets by $735. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

Date: July  , 2001



                                     Dynadapt Systems, Inc.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President