Form 10KSB
period 2002-04-30
DYNADAPT SYSTEM INC
filed 2002-12-20
CIK 1066551

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: April 30, 2002



                         Commission file number 0-29670

                               Dynadapt Systems, Inc.
                               -------------------
                 (Name of small business issuer in its charter)


                            CIK: 0001066551



Colorado                                         84-1491159
- - --------                                     --------------------
State or other jurisdiction of              IRS Employer ID Number
Incorporation or organization


7609 Ralston Road, Arvada, CO, 80002
- - -------------------------------------------------------
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

As of April 30, 2002 485,500 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

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


ITEM 2. DESCRIPTION OF PROPERTY

     The Company has no property. The Company currently maintains a mailing address at 7609 Ralston Road, Arvada Colorado 80002. The Company pays no rent for offices.

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

     At April 30, 2001, there were 30 holders of record of the Company's stock, respectively. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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


ITEM  6.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  OPERATIONS  OR  PLAN  OF
OPERATIONS.

Results of Operations for the year ended April 30, 2002 compared to year ended April 30, 2001.
- ------------------------------------------------------------------------------

     The Company had no revenues from operations in the year 2002 or 2001. The Company incurred expenses of $898 in 2002 compared to expenses of $120 in 2001. The increase in expenses from 2001 was largely related to accounting fees The Company had a net loss of ($898) in 2002 compared to ($120) in 2001. The loss per share was nominal in 2002 and in 2001.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

Liquidity and Capital Resources
- -------------------------------

     The Company has no capital resources or liquidity except through private placement of stocks.

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred.

ITEM 7 - FINANCIAL STATEMENTS

        The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None. There have been no changes of accountants nor disagreements with any prior accountant since there have been no prior accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    The directors and executive officers currently serving the Company are as follows:

Name                                        Position                   Term
- ----                                        --------                   ----

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

Biographical Information

     Wesley Whiting, Director, age 70. Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88) and President, vice president, and director of NELX, Inc. (1994-1998), and was vice president and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation since 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Aqusition Lending, Inc. (2000). He is director and Vice President of Utilitec, Inc, 1999 to date.

     Redgie Green, age 49. Mr. Green has been Secretary and Director of the Company since inception. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high tech adventures since 1987. Mr. Green has been a director of Colorado Gold & Silver, Inc. 1999 - 2000.

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

                                            NUMBER OF
SHAREHOLDERS AND BENEFICIAL OWNERS          SHARES            PERCENTAGE
- ------------------------------              ------            ----------

Wesley F. Whiting,
President                                   25,000            5.1%

Reginald T. Green,
Secretary                                   25,000            5.1%

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

Item 13 - Exhibits and Reports on Form 8-K
- - - ------------------------------------------

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

Date:   December__, 2002                              By:/s/ Wesley F. Whiting
       ------------------                            -------------------------
                                                    Wesley F. Whiting, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December __, 2002            By:/s/Wesley F. Whiting
       --------                ----------------------------------------
                               Wesley F. Whiting, President and Director


Date: December __, 2002            By:/s/Reginald T. Green
       --------                -----------------------------------------
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

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flow                                                      F-4

Statements of Stockholders'                                                  F-5

Notes to Financial Statements                                          F-6 - F-7

                                 DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             April 30, 2002 and 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s







                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Dynadapt System, Inc.
Wheat Ridge, CO


We have audited the accompanying balance sheets of Dynadapt System, Inc., (A Development Stage Company) as of April 30, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2002 and 2001 and for the period April 30, 1998 (Inception) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynadapt System, Inc., as of April 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended April 30, 2002 and 2001 and for the period April 30, 1998 (Inception) to April 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
December 13, 2002
/s/ Michael Johnson & Co. LLC



                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                   April 30,



                                                                                   2002                  2001
                                                                               -------------         -------------

ASSETS;

   Current Assets:
      Cash                                                                          $ -                - $ 508
      Accounts Receivable                                                                  4                     4
                                                                               -------------         -------------

Total Current Assets                                                                       4                 512
                                                                               -------------         -------------

TOTAL ASSETS                                                                        $ 4                  $ 512
                                                                               =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable                                                             $ 390               $ -
         Notes payable - Shareholders                                                   800                  800
                                                                               -------------         -------------

Total Current Liabilities                                                            1,190                   800
                                                                               -------------         -------------

 Stockholders Equity
    Common stock, $.0001 par value, 100,000,000 shares                                   48                    48
        authorized, 485,500 shares issued and outstanding
    Additional Paid-In Capital                                                      23,506                23,506
    Deficit accumulated during the
      development stage                                                           (24,740)              (23,842)
                                                                               -------------         -------------
                                                                               -------------         -------------

Total Stockholders' Equity                                                          (1,186)                 (288)
                                                                               -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 4                 $ 512
                                                                               =============         =============
The accompanying notes are an integral part otf these financial statements.



                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Operations




                                                      Year ended                                 April 30, 1998
                                                      April 30,                                  Inception to
                                                         2002                   2001             April 30, 2002
                                                         ----                   ----             --------------

Revenue:

    Miscellaneous Income                                       $ -                     $ -               $ -
                                                          --------                --------            --------
Total Income                                                     -                       -

Costs and Expenses:
     Consulting                                                  -                       -              17,830
     Accounting                                                500                       -               6,250
     Office Expense                                            295                       -                 438
     Bank Charges                                              103                     120                 410
                                                          --------                --------            --------
Total Expenses                                                 898                     120              24,928
                                                          --------                --------            --------
Net Loss From Operations                                      (898)                   (120)            (24,928)
                                                          --------                --------            --------
Other Income
     Interest Income                                             -                       -                 188
                                                          --------                --------            --------
Net Loss                                                    $ (898)                 $ (120)           $(24,740)
                                                          ========                ========            ========

Per Share Information:

     Weighted average number
     of common shares outstanding                          485,500                 485,500
                                                          --------                --------
Net Loss per common share                                 *                       *
                                                          ========                ========
* Less than $.01

The accompanying notes are an integral part otf these financial statements.



                             DYNADAPT SYSTEMS, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 April 30, 2002


                                                                                                Deficit
                                              COMMON STOCKS               Additional           Accum. During         Total
                                                                            Paid-In           Development        Stockholders'
                                          # of Shares      Amount           Capital              Stage              Equity
                                          -----------      ------          --------              -------           --------


Issuance of Stock for Services              250,000            $ 25               $ -                   $ -           $ 25

Issuance of Stock for Cash                  233,000              23            23,277                     -            23,300

Issuance of Stock for Cash                    2,500               -               229                     -               229

Net Loss for Period                               -               -                 -                (8,016)           (8,016)
                                            -------            ----          --------            ----------          --------
Balance - April 30, 1999                    485,500              48            23,506                (8,016)           15,538
                                            -------            ----          --------            ----------          --------
Net Loss for Year                                 -               -                 -               (15,706)          (15,706)
                                            -------            ----          --------            ----------          --------
Balance - April 30, 2000                    485,500              48            23,506               (23,722)             (168)
                                            -------            ----          --------            ----------          --------
Net Loss for Year                                 -               -                 -                  (120)             (120)
                                            -------            ----          --------            ----------          --------
Balance -  April 30, 2001                   485,500              48            23,506               (23,842)             (288)
                                            -------            ----          --------            ----------          ---------
Net Loss for Year                                 -               -                 -                  (898)             (898)
                                            -------            ----          --------            ----------
Balance - April 30, 2002                    485,500            $ 48          $ 23,506             $ (24,740)         $ (1,186)
                                            =======            ====          ========            ==========

The accompanying notes are an integral part otf these financial statements.


                             DYANDAPT SYSTEMS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows




                                                                                 Year ended                   April 30, 1998
                                                                                   April 30,                   Inception to
                                                                            2002               2001           April 30, 2002
                                                                            ----               ----           --------------

Cash Flows from Operating Activities:

     Net Loss                                                              $ (898)            $ (120)          $ (24,740)
     Stock issued for services                                                  -                  -                  25
     Adjustments to reconcile net loss to net cash used
        by operating activities
     (Increase) in Accounts Receivable                                          -                 (4)                 (4)
     Increase in Accounts Payable                                             390                  -                 390
     Increase in Notes Payable                                                  -                  -                 800
                                                                           ------             ------            --------
Net Cash Used by Operating Activities                                        (508)              (124)            (23,529)
                                                                           ------             ------            --------
Cash Flows from Financing Activities:
     Proceeds from stock issuance                                               -                  -              23,529
                                                                           ------             ------            --------
Net Cash Used for Financing Activities                                          -                  -              23,529
                                                                           ------             ------            --------
Net Increase in Cash & Cash Equivalents                                      (508)              (124)                  -

Beginning Cash & Cash Equivalents                                             508                632                   -
                                                                           ------             ------            --------
Ending Cash & Cash Equivalents                                                $ -              $ 508                $  -
                                                                           ======             ======            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                   $ -                $ -                $ 20
                                                                           ======             ======            =========
     Cash paid for Income Taxes                                               $ -                $ -                $  -
                                                                           ======             ======            =========
NON-CASH TRANSACTIONS
     Stock issued for services                                                $ -                $ -                $ 25
                                                                           ======             ======            =========

The accompanying notes are an integral part otf these financial statements.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2002


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company was incorporated on April 30, 1998, under the laws of the state of Colorado. The Company is in the development stages and was organized for the purpose of Internet Acquisitions. The Company's fiscal year end is April 30.

Basis of Presentation - Development Stage Company:

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Fair Value of Financial Instruments:

The carrying amount of cash is considered to be representative of it's fair values because of the short-term nature of this financial instrument.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2002


Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                        $  24,740
         Valuation allowance                                       (24,740)
                                                                 -----------
         Net deferred tax assets                                 $       0
                                                                ==============

At April 30, 2002, the Company had net operating loss carryforwards of approximately $ 24,740 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. During the period ended April 30, 2002, the Company issued no shares of common stock. 250,000 shares were issued for services at inception.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2002


Note 5 - Segment Information

Dynadapt System, Inc. operates primarily in a single operating segment, the acquisition of Internet Businesses.

Note 6 - Note Payable - Shareholders.

This is a non-interest bearing note for funds advanced by a shareholder to facilitate the payment of debts.