Form 10QSB
period 2001-07-31
DYNADAPT SYSTEM INC
filed 2003-01-09
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
July 31, 2001                                             0-29670

                             DYNADAPT SYSTEMS, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
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

                  485,500 common shares as of July 31, 2001

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              Financial Statements
                    For the Three-Months Ended July 31, 2001
                                   (Unaudited)

                          MICHAEL JOHNSON & CO., LLC.
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237



Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                             AUDITORS' REVIEW REPORT


Board of Directors
Dynadapt System, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Dynadapt System, Inc. (A Development Stage Company) as of July 31, 2001, and the related statements of operations for the three-month period ended July 31, 2001, and cash flows for the three-months ended July 31, 2001 include in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended July 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of April 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 5, 2001, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC
Denver, CO
December 13, 2002


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                                       July 31,                 April 30,
                                                                                         2001                      2001
                                                                                    ---------------           ---------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                                  $ 77                     $ 508
     Accounts Receivable                                                                         4                         4
                                                                                    ---------------           ---------------

          Total Current Assets                                                                  81                       512
                                                                                    ---------------           ---------------

TOTAL ASSETS                                                                                  $ 81                     $ 512
                                                                                    ===============           ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                          $ -                       $ -
     Note Payable - Stockholder                                                                800                       800
                                                                                    ---------------           ---------------

          Total Current Liabilities                                                            800                       800
                                                                                    ---------------           ---------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                             48                        48
     485,500 shares issued and outstanding at July 31, 2001
     Additional paid-in capital                                                             23,506                    23,506
     Deficit accumulated during the development stage                                      (24,273)                  (23,842)
                                                                                    ---------------           ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                    (719)                     (288)
                                                                                    ---------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 81                     $ 512
                                                                                    ===============           ===============

See Accountant's Review Report


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                                                Three months ended                April 30, 1998
                                                                                    July 31,                       Inception to
                                                                          2001                  2000              July 31, 2001
                                                                          ----                  ----              -------------
REVENUES
     Misc Income                                                           $ -                   $ -                     $ -
                                                                       -------               -------               ---------
Gross Profit                                                                 -                     -                       -

EXPENSES
     Consulting                                                              -                   500                  17,830
     Accounting                                                            400                     -                   6,150
     Office Expenses                                                         -                     -                      96
     Bank Charges                                                           31                    73                     391
                                                                       -------               -------               ---------
Total Operating Expenses                                                   431                   573                  24,467

Net (Loss) from Operations                                                (431)                 (573)                (24,467)
                                                                       -------               -------               ---------
Other Income and Expenses:
     Interest income                                                         -                     6                     194
                                                                       -------               -------               ---------
Net (Loss)                                                              $ (431)               $ (567)              $ (24,273)
                                                                       =======               =======               =========
Per Share Information

Profit (Loss) per common share                                         *                     *
                                                                       =======               =======
Weighted average number of shares outstanding                          485,500               485,500
                                                                       =======               =======

* Less than $.01


See Accountant's Review Report



                             DYNADAPT SYSTEM, INC.
                          ( Development Stage Company)
                              Stockholders' Equity
                                 July 31, 2001


                                                                                                Deficit
                                                                                                Accumulated
                                                  Common Stocks                Additional       During the           Total
                                                                                 Paid-In        Development        Stockholders'
                                                Shares           Amount          Capital           Stage              Equity
                                                ------           ------          -------           -----              ------

Issuance of Stock for Services                 250,000               25               -                  -                 25

Issuance of Stock for Cash                     233,000               23          23,277                  -             23,300

Issuance of Stock for Cash                       2,500                -             229                  -                229

Net Loss for Period                                  -                -               -             (8,016)            (8,016)
                                               -------             ----        --------          ---------            -------
Balance - April 30, 1999                       485,500               48          23,506             (8,016)            15,538

Net Loss for the Year                                -                -               -            (15,706)           (15,706)
                                               -------             ----        --------          ---------            -------
Balance - April 30, 2000                       485,500               48          23,506            (23,722)              (168)

Net Loss for the Year                                -                -               -               (120)              (120)
                                               -------             ----        --------          ---------            -------
Balance - April 30, 2001                       485,500               48          23,506            (23,842)              (288)
                                               -------             ----        --------          ---------            -------
Net Loss for Period                                  -                -               -               (431)              (431)
                                               -------             ----        --------          ---------            -------
Balance - July 31, 2001                        485,500             $ 48        $ 23,506          $ (24,273)            $ (719)
                                               =======             ====        ========          =========

See Accountant's Review Report


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method




                                                                                        Three Months                 April 30, 1998
                                                                                        Ended July 31,                Inception to
                                                                                    2001              2000            July 31, 2001
                                                                                    ----              ----            -------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                              $ (431)           $ (567)            $ (24,273)
          Stock issued for services                                                                                             25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     (Increase) in Accounts Receivable                                                   -                (4)                   (4)
     Increase in Loans Payable                                                           -               400                   800
                                                                                    ------             -----             ---------
Net Cash Provided by Operating Activities                                             (431)             (171)              (23,452)

Cash Flows from Financing Activities
     Proceeds from stock issuance                                                        -                 -                23,529
                                                                                    ------            ------             ---------
Total Cash from (Used by) Financing Activities                                           -                 -                23,529
                                                                                    ------            ------             ---------
Increase (Decrease) in Cash                                                           (431)             (171)                   77

Cash and Cash Equivalents - Beginning of Period                                        508               628                     -
                                                                                    ------            ------             ---------
Cash and Cash Equivalents - End of Period                                             $ 77             $ 457                  $ 77
                                                                                    ======            ======             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense                                                         $ -               $ 2                  $ 18
                                                                                    ======            ======             =========
Cash paid for income taxes                                                             $ -               $ -                   $ -
                                                                                    ======            ======             =========
NON-CASH TRANSACTIONS

Stock issued for services                                                              $ -               $ -                  $ 25
                                                                                    ======            ======             =========



See Accountant's Review Report

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                  July 31, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2001 and the results of operations for the three-months ended July 31, 2001 and 2000, and cash flows for the three-months ended July 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2000.


Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 31, 2001 COMPARED TO SAME QUARTER IN 2000.

     The Company had no revenues in the period in 2001 or 2000. The Company incurred operations expenses in the quarter of $431 in 2001 and $573 in 2000. The Company had a loss of ($473) in 2001 compared to ($567) in 2000 in the quarter. The loss per share was nominal in 2001 and 2000.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has only $77 in cash as of July 31, 2001, which is insufficient for any operations of significance. Its current liabilities exceeded its assets by $719. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

Date: January 9, 2003



                                     Dynadapt Systems, Inc.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President