Form 10QSB
period 2001-10-31
DYNADAPT SYSTEM INC
filed 2003-01-10
CIK 1066551

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

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              Financial Statements
                    For the Six-Months Ended October 30, 2001
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                            AUDITORS' REVIEW REPORT

Board of Directors
Dynadapt System, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Dynadapt System, Inc. (A Development Stage Company) as of October 30, 2001, and the related statements of operations for the three and six-month periods ended October 30, 2001, and cash flows for the six-months ended October 30, 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended July 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of April 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 5, 2001, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of October 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC
Denver, CO
December 13, 2002


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                                     October 31,                April 30,
                                                                                         2001                      2001
                                                                                    ---------------           ---------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                                  $ 37                     $ 508
     Accounts Receivable                                                                         4                         4
                                                                                    ---------------           ---------------

          Total Current Assets                                                                  41                       512
                                                                                    ---------------           ---------------

TOTAL ASSETS                                                                                  $ 41                     $ 512
                                                                                    ===============           ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Note Payable - Stockholder                                                              $ 800                     $ 800
                                                                                    ---------------           ---------------

          Total Current Liabilities                                                            800                       800
                                                                                    ---------------           ---------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                             48                        48
     485,500 shares issued and outstanding at October 30, 2000
     Additional paid-in capital                                                             23,506                    23,506
     Deficit accumulated during the development stage                                      (24,313)                  (23,842)
                                                                                    ---------------           ---------------
                                                                                    ---------------           ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                    (759)                     (288)
                                                                                    ---------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 41                     $ 512
                                                                                    ===============           ===============




                             DYANDAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                   Three Months ended                 Six Months ended        April 30, 1998
                                                       October 30,                      October 30,            Inception to
                                                  2001            2000            2001           2000         October 30, 2001
                                                  ----            ----            ----           ----         ----------------
REVENUES

   Miscellaneous Revenue                              $ -             $ -             $ -             $ -                $ -
                                                 --------        --------        --------        --------          ---------
Gross Profit                                            -               -               -               -                  -

EXPENSES
     Consulting                                         -               -               -             500             17,830
     Accounting                                         -               -             400               -              6,150
     Office Expenses                                    -               -               -               -                 96
     Bank Charges                                      40              67              71             140                431
                                                 --------        --------        --------        --------          ---------
Total Operating Expenses                               40              67             471             640             24,507

Net Loss from Operations                              (40)            (67)           (471)           (640)           (24,507)
                                                 --------        --------        --------        --------          ---------
Other Income and Expenses
     Interest income                                    -               2               -               8                194
                                                 --------        --------        --------        --------          ---------
Net Loss                                            $ (40)          $ (65)         $ (471)         $ (632)         $ (24,313)
                                                 ========        ========        ========        ========          =========
Per Share Information

Profit (Loss) per common share                      *               *               *              *
                                                 ========        ========        ========        ========
eighted average number of shares outstanding     485,500         485,500         485,500         485,500
                                                 ========        ========        ========        ========

* Less than $.01




                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                October 30, 2001
                                  (Unaudited)



                                                                                                  Deficit
                                                                                                 Accumulated
                                                  Common Stocks                Additional        During the           Total
                                                                                Paid-In          Development        Stockholders'
                                               Shares           Amount          Capital           Stage              Equity
                                               ------           ------          -------           -----              ------

Issuance of Stock for Services                 250,000               25               -                  -                 25

Issuance of Stock for Cash                     233,000               23          23,277                  -             23,300

Issuance of Stock for Cash                       2,500                -             229                  -                229

Net Loss for Period                                  -                -               -             (8,016)            (8,016)
                                               -------             ----        --------          ---------            --------
Balance - April 30, 1999                       485,500               48          23,506             (8,016)            15,538

Net Loss for the Year                                -                -               -            (15,706)           (15,706)
                                               -------             ----        --------          ----------           --------
Balance - April 30, 2000                       485,500               48          23,506            (23,722)              (168)

Net Loss for the Year                                -                -               -               (120)              (120)
                                               -------             ----        --------          ----------           --------
Balance - April 30, 2001                       485,500               48          23,506            (23,842)              (288)

Net Loss for Period                                  -                -               -               (471)              (471)
                                               -------             ----        --------          ----------           --------
Balance - October 30, 2001                     485,500             $ 48        $ 23,506          $ (24,313)            $ (759)
                                               =======             ====        ========          ==========           ========


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                  (Unaudited)
                                Indirect Method






                                                                              Six Months                April 30, 1998
                                                                           Ended October 31,             Inception to
                                                                         2001             2000          October 31, 2001
                                                                         ----             ----          ----------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                    $ (471)          $ (632)           $ (24,313)
          Stock issued for services                                                                                 25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     (Increase) in Accounts Receivable                                         -               (4)                  (4)
     Increase in Loans Payable                                                 -              400                  800
                                                                          ------           ------            ---------
Net Cash Provided by Operating Activities                                   (471)            (236)             (23,492)

Cash Flows from Financing Activities
     Proceeds from stock issuance                                              -                -               23,529
                                                                          ------           ------            ---------
Total Cash from (Used by) Financing Activities                                 -                -               23,529

Increase (Decrease) in Cash                                                 (471)            (236)                  37

Cash and Cash Equivalents - Beginning of Period                              508              628                    -
                                                                          ------           ------            ---------
Cash and Cash Equivalents - End of Period                                     37              392                   37
                                                                          ======           ======            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                             $ -              $ 8                 $ 18
                                                                          ======           ======            =========
  Cash paid for income taxes                                                 $ -              $ -                  $ -
                                                                          ======           ======            =========
NON-CASH TRANSACTIONS
  Stock issued for services                                                  $ -              $ -                 $ 25
                                                                          ======           ======            =========


                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                October 30, 2001
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 30, 2001 and the results of operations for the three and six-months ended October 30, 2001 and 2000, and cash flows for the six-months ended October 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 31, 2001 COMPARED TO SAME QUARTER IN 2000.

     The Company had no revenues in the period in 2001 or 2000. The Company incurred operations expenses in the quarter of $40 in 2001 and $67 in 2000. The Company had a loss on operations of ($40) in 2001 compared to ($65) in 2000 in the quarter. The loss per share was nominal in 2001 and 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2001 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2000.

     The Company had no revenues in the period in 2001 or 2000. The Company had expenses of $471 and $640 in the periods in 2001 and 2000, respectively. The Company had a net loss of ($471) in the six month period in 2001 compared to a net loss of ($632) in the same period in 2000. The loss per share for the six month period was nominal in both periods.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has only $37 in cash as of October 31, 2001, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

Date: January 6, 2003


                                     Dynadapt Systems, Inc.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Dynadapt Systems, Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Wesley F. Whiting, Chief Executive Officer of the Company, certify, pursuant to 18 USC section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) for the Securities Exchange Act of 1934; and (2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                /s/ Wesley F. Whiting
                                                --------------------------
                                      Wesley F. Whiting, Chief Executive Officer

Dated 01/09/03