Form 10QSB
period 2002-01-31
DYNADAPT SYSTEM INC
filed 2003-01-10
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2002                                             0-29670

                             DYNADAPT SYSTEMS, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
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

                  485,000 common shares as of January 31, 2002

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              Financial Statements
                   For the Nine-Months Ended January 31, 2002
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






                             AUDITORS' REVIEW REPORT


Board of Directors
Dynadapt System, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Dynadapt System, Inc. (A Development Stage Company) as of January 31, 2002, and the related statements of operations for the three-month and nine-month periods ended January 31, 2002, and cash flows for the nine-months ended January 31, 2002 include in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of April 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 5, 2001, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC
Denver, CO
December 13, 2002


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)







                                                                                     January 31,                April 30,
                                                                                         2001                      2000
                                                                                    ---------------           ---------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                                   $ 7                     $ 508
     Accounts Receivable                                                                         4                         4
                                                                                    ---------------           ---------------

          Total Current Assets                                                                  11                       512
                                                                                    ---------------           ---------------

TOTAL ASSETS                                                                                  $ 11                     $ 512
                                                                                    ===============           ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Note Payable - Stockholder                                                              $ 800                     $ 800
                                                                                    ---------------           ---------------

          Total Current Liabilities                                                            800                       800
                                                                                    ---------------           ---------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                             48                        48
     485,500 shares issued and outstanding at January 31, 2000
     Additional paid-in capital                                                             23,506                    23,506
     Deficit accumulated during the development stage                                      (24,343)                  (23,842)
                                                                                    ---------------           ---------------
                                                                                    ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                    (789)                     (288)
                                                                                    ---------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 11                     $ 512
                                                                                    ===============           ===============




                             DYNADAPT SYSTEM, INC.
                          (A Development Stage Company
                            Statements of Operations
                                  (Unaudited)


                                                      Three Months ended       Nine Months ended        April 30, 1998
                                                       January 31,                January 31,            Inception to
                                                    2002          2001         2002          2001       January 31, 2002
                                                    ----          ----         ----          ----       ----------------
REVENUES:
     Misc Income                                       $ -           $ -          $ -           $ -             $ -
                                                   -------       -------      -------       -------       ---------
Gross Profit                                             -                          -             -               -

EXPENSES:
     Consulting                                          -           400          400           900          17,830
     Accounting                                          -             -            -             -           6,150
     Office Expenses                                     -             -            -             -              96
     Bank Charges                                       30            67          101           207             461
                                                   -------       -------      -------       -------       ---------
Total Operating Expenses                                30           467          501         1,107          24,537

Net Loss from Operations                               (30)         (467)        (501)       (1,107)        (24,537)
                                                   -------       -------      -------       --------      ----------
Other Income and Expenses:
     Interest income                                     -             2            -            10             194
                                                   -------       -------      -------       --------      ----------
Net Loss                                             $ (30)       $ (465)      $ (501)      $(1,097)      $ (24,343)
                                                   =======       =======      =======       ========      ==========
Per Share Information

Profit (Loss) per common share                        *             *            *             *
                                                   =======       =======      =======       ========
Weighted average number of shares outstanding      485,500       485,500      485,500       485,500
                                                   =======       =======      =======       ========



                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                         Stockhlders' Equity (Deficit)
                                January 31, 2002
                                  (Unaudited)



                                                                                        Deficit
                                                                                        Accumulated
                                               Common Stocks            Additional      During the       Total
                                                                        Paid-In         Development    Stockholders'
                                           Shares        Amount         Capital         Stage            Equity
                                           ------        ------         -------         -----            ------

Issuance of Stock for Services              250,000          $ 25             $ -            $ -             $ 25

Issuance of Stock for Cash                  233,000            23          23,277              -           23,300

Issuance of Stock for Cash                    2,500             -             229              -              229

Net Loss for Period                               -             -               -         (8,016)          (8,016)
                                            -------          ----        --------      ---------          --------
Balance - April 30, 1999                    485,500            48          23,506         (8,016)          15,538

Net Loss for the Year                             -             -               -        (15,706)         (15,706)
                                            -------          ----        --------      ---------          --------
Balance - April 30, 2000                    485,500            48          23,506        (23,722)            (168)

Net Loss for the Year                             -             -               -           (120)            (120)
                                            -------          ----        --------      ---------          --------
Balance - April 30, 2001                    485,500            48          23,506        (23,842)            (288)

Net Loss for Period                               -             -               -           (501)            (501)
                                            -------          ----        --------      ---------          --------
Balance - January 31, 2002                  485,500          $ 48        $ 23,506      $ (24,343)          $ (789)
                                            =======          ====        ========      ==========         ========




                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method







                                                                              Nine Months               April 30, 1998
                                                                           Ended January 31,             Inception to
                                                                      ----------------------------
                                                                         2002             2001          January 31, 2002
                                                                      -----------      -----------      ---------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                    $ (501)         $(1,097)        $ (24,343)
          Stock issued for services                                                                                 25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     (Increase) in Accounts Receivable                                         -               (4)                  (4)
     Increase in Loans Payable                                                 -              600                  800
                                                                      -----------      -----------      ---------------

Net Cash Provided by Operating Activities                                   (501)            (501)             (23,522)

Cash Flows from Financing Activities
     Proceeds from stock issuance                                              -                -               23,529
                                                                      -----------      -----------      ---------------

Total Cash from (Used by) Financing Activities                                 -                -               23,529
                                                                      -----------      -----------      ---------------

Increase (Decrease) in Cash                                                 (501)            (501)                   7

Cash and Cash Equivalents - Beginning of Period                              508              628                    -
                                                                      -----------      -----------      ---------------

Cash and Cash Equivalents - End of Period                                    $ 7            $ 127                  $ 7
                                                                      ===========      ===========      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest expense                                             $ -             $ 10                   18
                                                                      ===========      ===========      ===============
                                                                      ===========      ===========      ===============
  Cash paid for income taxes                                                 $ -              $ -
                                                                      ===========      ===========      ===============

NON-CASH TRANSACTIONS
   Stock issued for services                                                 $ -              $ -                 $ 25
                                                                      ===========      ===========      ===============


                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                January 31, 2002
                                   (Unaudited)


Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2002 and the results of operations for the three and nine-months ended January 31, 2002 and 2001, and cash flows for the nine-months ended January 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

Item 2.

Results of Operations for quarter ended January 31, 2002 compared to same period in prior year.
- ------------------------------------------------------------------------------

     The Company had no revenues during the quarter ended January 31, 2002 or 2001. The Company incurred expenses in the quarter of $30 in 2002 and $467 in 2001. The net loss for the quarter was ($30) in 2002 and ($465) in 2001. The loss per share was nominal in the quarter in 2002 and 2001.

Results of Operation for the Nine Months period ended January 31, 2002 compared to same period ended January 31, 2001.
- ------------------------------------------------------------------------------

     The Company had no revenues during the nine month period ended January 31, 2002 nor in the same period ended January 31, 2001. The Company had expenses of $501 in the nine month period ended January 31, 2002 and $1,107 in expense for same period in the prior year. The net loss for the period ended January 31, 2002 was ($501) compared to ($1,097) in the same period ending January 31, 2001. The net loss per share in the period was nominal in 2002 and 2001. The trend of operating losses will continue until a profitable business operation can be acheived for which there is no assurance.


Liquidity and Capital Resources
- -------------------------------

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



                                     Dynadapt Systems, Inc.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Dynadapt Systems, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Wesley F. Whiting, Chief Executive Officer of the Company, certify, pursuant to 18 USC section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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