Form 10QSB
period 2002-07-31
DYNADAPT SYSTEM INC
filed 2003-02-21
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
July 31, 2002                                             0-29670

                             DYNADAPT SYSTEM, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
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

                  485,500 common shares as of July 31, 2002

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              Financial Statements
                    For the Three-Months Ended July 31, 2002
                                   (Unaudited)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237


Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A



                             AUDITORS' REVIEW REPORT


Board of Directors
Dynadapt System, Inc.
Wheat Ridge, CO

We have reviewed the accompanying balance sheet of Dynadapt System, Inc. (A Development Stage Company) as of July 31, 2002 and 2001, and the related statements of operations for the three-month period ended July 31, 2002 and 2001 and for the period April 30, 1998 (inception) to July 31, 2002, and cash flows for the three-months ended July 31, 2002 and 2001 and the period April 30, 1998 (inception) to July 31,2002 to include in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended July 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of April 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated December 13, 2002, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, conditions exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Michael Johnson & Co., LLC
Denver, CO
February 4, 2003


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                                      July 31,                 April 30,
                                                                                        2002                      2002
                                                                                    --------------           ---------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                                  $ -                       $ -
     Accounts Receivable                                                                        4                         4
                                                                                    --------------           ---------------

          Total Current Assets                                                                  4                         4
                                                                                    --------------           ---------------

TOTAL ASSETS                                                                                  $ 4                       $ 4
                                                                                    ==============           ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                       $ 390                     $ 390
     Note Payable - Stockholder                                                               800                       800
                                                                                    --------------           ---------------

          Total Current Liabilities                                                         1,190                     1,190
                                                                                    --------------           ---------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                            48                        48
     485,500 shares issued and outstanding at October 30, 2002 and 2001
     Additional paid-in capital                                                            23,506                    23,506
     Deficit accumulated during the development stage                                     (24,740)                  (24,740)
                                                                                    --------------           ---------------
                                                                                    --------------           ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                 (1,186)                   (1,186)
                                                                                    --------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 4                       $ 4
                                                                                    ==============           ===============

See Accountants Review Report


                             DYANDAPT SYSTEM, INC
                         (A Devleopment Stage Company)
                            Statements of Operations
                                  (Unaudited)



                                                                          Three Months ended                   April 30, 1998
                                                                               July 31,                          Inception to
                                                                        2002                 2001               July 31, 2002
                                                                        ----                 ----               -------------
REVENUES

   Miscellaneous Revenue                                                $ -                  $ -                        $ -
                                                                    -------              -------                  ---------
Gross Profit                                                              -                    -                          -

EXPENSES
     Consulting                                                           -                    -                     17,830
     Accounting                                                           -                  400                      6,250
     Office Expenses                                                      -                    -                        438
     Bank Charges                                                         -                   31                        410
                                                                    -------              -------                  ---------
Total Operating Expenses                                                  -                  431                     24,928

Net Loss from Operations                                                  -                 (431)                   (24,928)
                                                                    -------              -------                  ---------
Other Income and Expenses
     Interest income                                                      -                    -                        188
                                                                    -------              -------                  ---------
                                                                        $ -               $ (431)                 $ (24,740)
                                                                    =======              =======                  =========
Per Share Information

Profit (Loss) per common share                                      *                    *
                                                                    =======              =======
Weighted average number of shares outstanding                       485,500              485,500
                                                                    =======              =======


* Less than $.01


See Accounants Review Report


                             DYNADAPT SYSTEM, ICN
                          (A Development Stage Company
                         Stockhloders' Equity (Deficit)
                                 July 31, 2002
                                  (Unaudited)
                                     Deficit

                                                                                             Accumulated
                                                  Common Stocks            Additional       During the          Total
                                                  -------------
                                                                            Paid-In        Development            Stockholders'
                                             Shares          Amount         Capital           Stage             Equity

Issuance of Stock for Services                250,000               25              -                  -                25

Issuance of Stock for Cash                    233,000               23         23,277                  -            23,300

Issuance of Stock for Cash                      2,500                -            229                  -               229

Net Loss for Period                                 -                -              -             (8,016)           (8,016)
                                              -------             ----       --------          ---------          --------
Balance - April 30, 1999                      485,500               48         23,506             (8,016)           15,538

Net Loss for the Year                               -                -              -            (15,706)          (15,706)
                                              -------             ----       --------          ---------          --------
Balance - April 30, 2000                      485,500               48         23,506            (23,722)             (168)

Net Loss for the Year                               -                -              -               (120)             (120)
                                              -------             ----       --------          ---------          --------
Balance - April 30, 2001                      485,500               48         23,506            (23,842)             (288)

Net Loss for the Year                               -                -              -               (898)             (898)
                                              -------             ----       --------          ---------          --------
Balance - April 30, 2002                      485,500               48         23,506            (24,740)           (1,186)

Net Loss for Period                                 -                -              -                  -                 -
                                              -------             ----       --------          ---------          --------
Balance - July 31, 2002                       485,500             $ 48       $ 23,506          $ (24,740)         $ (1,186)
                                              =======             ====       ========          =========          ========

See Accountants Review Report


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                  (Unaudited)
                                Indirect Method



                                                                                Six Months                April 30, 1998
                                                                              Ended July 31,              Inception to
                                                                           2002             2001          July 31, 2002
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                      $ -           $ (431)          $ (24,740)
          Stock issued for services                                                                               25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     (Increase) in Accounts Receivable                                        -                -                  (4)
     Increase in Accounts Payable                                             -                -                 390
     Increase in Loans Payable                                                -                -                 800
                                                                           -----          ------           ---------
Net Cash Provided by Operating Activities                                     -             (431)            (23,529)

Cash Flows from Financing Activities
     Proceeds from stock issuance                                             -                -              23,529
                                                                           -----          ------           ---------
Total Cash from (Used by) Financing Activities                                -                -              23,529
                                                                           -----          ------           ---------
Increase (Decrease) in Cash                                                   -             (431)                  -

Cash and Cash Equivalents - Beginning of Period                               -              508                   -
                                                                           -----          ------           ---------
Cash and Cash Equivalents - End of Period                                     -               77                   -
                                                                           =====          ======           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                            $ -              $ 2                $ 20
                                                                           =====          ======           =========
  Cash paid for income taxes                                                $ -              $ -                 $ -
                                                                           =====          ======           =========
NON-CASH TRANSACTIONS
  Stock issued for services                                                 $ -              $ -                $ 25
                                                                           =====          ======           =========

See Accountants Review Report

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                  July 31, 2002
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2002 and 2001 and the results of operations for the three-months ended July 31, 2002 and 2001 and April 30, 1998 (inception) to July 31, 2002, and cash flows for the three-months ended July 31, 2002 and 2001 and April 30, 1998 (inception) to July 31, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2001.


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 31, 2002 COMPARED TO SAME QUARTER IN 2001.

     The Company had no revenues in the period in 2002 or 2001. The Company incurred no operations expenses in the quarter in 2002 and $431 in 2001.
The Company had no loss in 2002 compared to ($431) in 2001 in the quarter. The loss per share was none in 2002 and nominal in 2001.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company had no in cash as of July 31, 2002, which is insufficient for any operations of significance. Its current liabilities exceeded its assets by $1,190. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.

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

Date: February 19  , 2002



                                     Dynadapt System, Inc.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President