Form 10QSB
period 2002-10-31
DYNADAPT SYSTEM INC
filed 2003-02-24
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
October 31, 2002                                             0-29670

                             DYNADAPT SYSTEMS, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


                7609 Ralston Road, Arvada, CO               80002
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

                            Yes   X       No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  485,000 common shares as of October 31, 2002

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              Financial Statements
                    For the Six-Months Ended October 31, 2002
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                             AUDITORS' REVIEW REPORT


Board of Directors
Dynadapt System, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Dynadapt System, Inc. (A Development Stage Company) as of October 31, 2002, and the related statements of operations for the three and six-month periods ended October 30, 2002 and the period April 30, 1998 (inception) to October 31, 2002, and cash flows for the six-months ended October 31, 2002 and the period April 30, 1998 (inception) to October 31, 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended October 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of April 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated December 13, 2002, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of October 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

Michael Johnson & Co., LLC
Denver, CO
December 13, 2002

/s/Michael Johnson & Co., LLC


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                                     October 31,               April 30,
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
                                                                                    ==============           ===============

See Accountants Review Report


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                     Three Months ended              Six Months ended          April 30, 1998
                                                          October 31,                    October 31,            Inception to
                                                    2002            2001            2002           2001        October 31, 2002
                                                    ----            ----            ----           ----        ----------------
REVENUES

   Miscellaneous Revenue                             $ -             $ -             $ -            $ -                $ -
                                                 -------         -------        --------        -------          ---------
Gross Profit                                           -               -               -              -                  -

EXPENSES
     Consulting                                        -               -               -            500             17,830
     Accounting                                        -               -               -              -              6,250
     Office Expenses                                   -               -               -              -                438
     Bank Charges                                      -              40               -             71                410
                                                 -------         -------        --------        -------          ---------
Total Operating Expenses                               -              40               -            571             24,928

Net Loss from Operations                               -             (40)              -           (571)           (24,928)
                                                 -------         -------        --------        -------          ---------
Other Income and Expenses
     Interest income                                   -               -               -              -                188
                                                 -------         -------        --------        -------          ---------
                                                     $ -           $ (40)            $ -         $ (571)         $ (24,740)
Per Share Information                            =======         =======        ========        =======          =========

Profit (Loss) per common share                     *               *               *              *
                                                 =======         =======        ========        =======
Weighted average number of shares outstanding    485,500         485,500         485,500        485,500
                                                 =======         =======        ========        =======

* Less than $.01


See Accountants Review Report


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                October 30, 2002
                                  (Unaudited)
                                     Deficit


                                                                                             Accumulated
                                                  Common Stocks             Additional       During the          Total
                                                                             Paid-In         Development         Stockholders'
                                               Shares          Amount         Capital           Stage             Equity
                                               ------          ------         -------           -----             ------

Issuance of Stock for Services                250,000               25              -                  -                25

Issuance of Stock for Cash                    233,000               23         23,277                  -            23,300

Issuance of Stock for Cash                      2,500                -            229                  -               229

Net Loss for Period                                 -                -              -             (8,016)           (8,016)
                                              -------             ----       --------          ---------          -------
Balance - April 30, 1999                      485,500               48         23,506             (8,016)           15,538

Net Loss for the Year                               -                -              -            (15,706)          (15,706)
                                              -------             ----       --------          ---------          --------
Balance - April 30, 2000                      485,500               48         23,506            (23,722)             (168)

Net Loss for the Year                               -                -              -               (120)             (120)
                                              -------             ----       --------          ---------          --------
Balance - April 30, 2001                      485,500               48         23,506            (23,842)             (288)

Net Loss for the Year                               -                -              -               (898)             (898)
                                              -------             ----       --------          ---------          --------
Balance - April 30, 2002                      485,500               48         23,506            (24,740)           (1,186)
                                              -------             ----       --------          ---------          --------
Net Loss for Period                                 -                -              -                  -                 -
                                              -------             ----       --------          ---------          --------
Balance - October 31, 2002                    485,500             $ 48       $ 23,506          $ (24,740)         $ (1,186)

See Accountants Review Report


                             DYNADAPT SYSTEM, INC.
                          (A Development Stage Comany)
                                  (Unaudited)
                                Indirect Method

                                                                             Six Months                April 30, 1998
                                                                          Ended October 31,            Inception to
                                                                        2002             2001          October 31, 2002
                                                                        ----             ----          ----------------
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                      $ -           $ (571)          $ (24,740)
          Stock issued for services                                                                               25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     (Increase) in Accounts Receivable                                        -                -                  (4)
     Increase in Accounts Payable                                             -                -                 390
     Increase in Loans Payable                                                -                -                 800
                                                                            ----          ------           ---------
Net Cash Provided by Operating Activities                                     -             (571)            (23,529)

Cash Flows from Financing Activities
     Proceeds from stock issuance                                             -                -              23,529
                                                                            ----          ------           ---------
Total Cash from (Used by) Financing Activities                                -                -              23,529
                                                                            ----          ------           ---------
Increase (Decrease) in Cash                                                   -             (571)                  -

Cash and Cash Equivalents - Beginning of Period                               -              628                   -
                                                                            ----          ------           ---------
Cash and Cash Equivalents - End of Period                                     -               57                   -
                                                                            ====          ======           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                            $ -              $ 8                $ 18
                                                                            ====          ======           =========
  Cash paid for income taxes                                                $ -              $ -                 $ -
                                                                            ====          ======           =========
NON-CASH TRANSACTIONS
  Stock issued for services                                                 $ -              $ -                $ 25
                                                                            ====          ======           =========

See Accountants Review Report

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                October 31, 2002
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2002 and the results of operations for the three and six-months ended October 31, 2002 and 2001 and the period April 30, 1998 (inception) to October 31, 2002, and cash flows for the six-months ended October 30, 2002 and 2001 and the period April 30,1998 (inception) to October 31, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2002.


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 31, 2002 COMPARED TO SAME QUARTER IN 2001.

     The Company had no revenues in the period in 2002 or 2001. The Company incurred no operations expenses in the quarter in 2002 and $40 in 2001. The Company had no loss on operations in 2002 compared to a ($40) loss in 2001 in the quarter. The loss per share was none in 2002 and nominal in 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2002 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2001.

     The Company had no revenues in the period in 2002 or 2001. The Company had no expenses in the periods in 2002 and $571 in 2001, respectively. The Company had no loss in the six month period in 2002 compared to a net loss of ($571) in the same period in 2001. The loss per share for the six month period was none in 2002 and nominal in 2001.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has only no cash as of October 31, 2002, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

Evaluation of Internal and Disclosure Controls
-----------------------------------------------
The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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