Form 10KSB
period 2004-04-30
DYNADAPT SYSTEM INC
filed 2004-12-07
CIK 1066551

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: April 30, 2004



                         Commission file number 0-29670

                               Dynadapt Systems, Inc.
                               -------------------
                 (Name of small business issuer in its charter)


                            CIK: 0001066551



Colorado                                         84-1491159
----------                                   --------------------
State or other jurisdiction of              IRS Employer ID Number
Incorporation or organization


7609 Ralston Road, Arvada, CO, 80002
---------------------------------------------------------
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

        Yes      No     X
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

As of April 30, 2004 485,500 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

                                TABLE OF CONTENTS


PART I

        Item 1.   Description of Business                                      3
        Item 2.   Description of Property                                     16
        Item 3.   Legal Proceedings                                           16
        Item 4.   Submission of Matters to a Vote of Security Holders         16

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                  Matters                                                     17
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation                                                   18
        Item 7.   Financial Statements                                        18
        Item 8.   Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                         18
        Item 8a.  Controls and Procedures                                     19

PART III

        Item 9.   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act  19
        Item 10.  Executive Compensation                                      21
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                  22
        Item 12.  Certain Relationships and Related Transactions              22
        Item 13.  Exhibits and Reports on Form 8-K                            23
        Item 14.  Principal Accountant Fees and Services                      23

SIGNATURES                                                                    24

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

     In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have net tangible assets of at least $4,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

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

4. Lack of Operating History. The Company was organized in April 1998 and remained dormant until Spring 1999 when it raised money to explore a business plan involving internet websites. The Company is not profitable. The Company has no successful operating history. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

     At April 30, 2004, there were 30 holders of record of the Company's stock, respectively. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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


ITEM  6.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  OPERATIONS  OR  PLAN  OF
OPERATIONS.

Results of Operations for the year ended April 30, 2004 compared to year ended April 30, 2003.
- ------------------------------------------------------------------------------

     The Company had no revenues from operations in the year 2004 or 2003. The Company incurred expenses of $19,685 in 2004 compared to expenses of $0 in 2003. The increase in expenses from 2004 was largely related to audit and accounting fees. The Company had a net loss of ($19,689) in 2004 compared to none in 2003. The loss per share was nominal in 2004 and in 2003.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

Liquidity and Capital Resources
- -------------------------------

     The Company has no capital resources or liquidity except through private placement of stocks.

     At year end, the Company had no cash or operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had current liabilities of $20,875 at year end.

Need for Additional Financing
------------------------------

     The Company needs to achieve financing to carry out any operations, and to pay its current liabilities. It has no current plans to raise any capital until it has a prospective business to combine into the Company. Management estimates that costs of compliance with "34" Act Reporting could exceed $50,000 in the current year.

ITEM 7 - FINANCIAL STATEMENTS

        The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None. There have been no changes of accountants nor disagreements with any prior accountant since there have been no prior accountants.

Item 8a.  Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of April 30, 2004 (evaluation date) and have concluded that the disclosure controls and procedures are adequate an effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    The directors and executive officers currently serving the Company are as follows:

Name                                        Position                   Term
-----                                       --------                   ----

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

Biographical Information

     WESLEY F. WHITING, Director, age 73. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000 to 2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He has been President and Director of Fayber Group, Inc. since 2003. He has also been Director of Life USA, Inc. since 2003.


     REDGIE GREEN, age 51. Mr. Green has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000.

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


ITEM 10. EXECUTIVE COMPENSATION

              SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS

                                            Annual Compensation                         Awards
      Name and Principal   Year    Salary ($)     Bonus ($)      Other Annual             Restricted Stock   Securities
      Position                                                   Compensation ($)         Award(s)           Underlying
                                                                                          ($)                Options/
                                                                                                             SARs (#)
      Wesley F. Whiting,   2004    0              0              0                        0                  0
      President(1)
                           2003    0              0              0                        0                  0
                           2002    0              0              $9,830                   0                  0

      Reginald T. Green,   2004    0              0              0                        0                  0
      Secretary            2003    0              0              0                        0                  0
                           2002


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

Item 13 - Exhibits and Reports on Form 8-K
- - - ------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.


         Audit Fees. MJC is billing the Company $5,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended April 30, 2002, April 30, 2003 and April 30, 2004 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended July 31, 2002, October 31, 2002, January 31, 2003, July 31, 2003, October 31, 2003, January 31, 2004 and July 31, 2004.

         There were no audit related fees in 2002, 2003 or 2004. There were no tax fees or other fees in 2002, 2003 or 2004 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002, 2003 and 2004.

         All audit work was performed by the auditors' full time employees.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Dynadapt Systems, Inc.

Date:   December 7, 2004                              By:/s/ Wesley F. Whiting
       ------------------                            -------------------------
                                                    Wesley F. Whiting, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 7, 2004            By:/s/Wesley F. Whiting
       --------                ----------------------------------------
                               Wesley F. Whiting, President and Director


Date: December 7, 2004            By:/s/Reginald T. Green
       --------                -----------------------------------------
                                Reginald T. Green, Secretary and Director

                               DYNADAPT SYSTEMS, INC.

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flow                                                      F-4

Statements of Stockholders'                                                  F-5

Notes to Financial Statements                                          F-6 - F-8

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                   For the Years Ended April 30, 2004 and 2003

                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s







                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Dynadapt System, Inc.
Wheat Ridge, CO


We have audited the accompanying balance sheets of Dynadapt System, Inc., (A Development Stage Company) as of April 30, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2004 and 2003 and for the period April 30, 1998 (Inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynadapt System, Inc., as of April 30, 2004 and 2003, and the results of their operations and their cash flows for the years ended April 30, 2004 and 2003 and for the period April 30, 1998 (Inception) to April 30, 2004, in conformity with accounting principles generally accepted in the United States.

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



Denver, Colorado
October 12, 2004
/s/Michael Johnson & Co., LLC


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                   April 30,






                                                                                  2004                   2003
                                                                               ------------          -------------

ASSETS:

   Current Assets:
      Cash                                                                         $ -                       $ -
      Accounts Receivable                                                            -                         4
                                                                               ------------          -------------

Total Current Assets                                                                 -                         4
                                                                               ------------          -------------

TOTAL ASSETS                                                                       $ -                       $ 4
                                                                               ============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current Liabilities
         Accounts payable                                                         $ 16,325                 $ 390
         Notes payable - Stockholder                                                 4,550                   800
                                                                               ------------          -------------

Total Current Liabilities                                                          20,875                  1,190
                                                                               ------------          -------------

 Stockholders' Equity
    Common stock, $.0001 par value, 100,000,000 shares                                 48                     48
        authorized, 485,500 shares issued and outstanding
        as of April 30, 2004 and 2003
    Additional Paid-In Capital                                                     23,506                 23,506
    Deficit accumulated during the
      development stage                                                           (44,429)               (24,740)
                                                                               ------------          -------------
Total Stockholders' Equity                                                        (20,875)                (1,186)
                                                                               ------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ -                    $ 4
                                                                               ============          =============

The accompanying notes are an integral part of these financial statements.


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statement of Operations


                                                                  Year ended                       April 30, 1998
                                                                   April 30,                       (Inception) to
                                                          2004                   2003              April 30, 2004
                                                          ----                   ----              --------------

Revenue:
    Miscellaneous Income                                        $ -                     $ -                  $ -
                                                          ---------                 -------             --------
Total Income                                                      -                       -

Costs and Expenses:
     Consulting                                                   -                       -               17,830
     Accounting & Legal                                      19,685                       -               25,935
     Office Expense                                               4                       -                  442
     Bank Charges                                                 -                       -                  410
                                                          ---------                 -------             --------
Total Expenses                                               19,689                       -               44,617
                                                          ---------                 -------             --------
Net Loss From Operations                                    (19,689)                      -              (44,617)
                                                          ---------                 -------             --------
Other Income
     Interest Income                                              -                       -                  188
                                                          ---------                 -------             --------
Net Loss                                                  $ (19,689)                    $ -             $(44,429)
                                                          =========                 =======             ========

Per Share Information:

     Weighted average number
     of common shares outstanding                           485,500                 485,500
                                                          ---------                 -------
Net Loss per common share                                   $ (0.01)                   *
                                                          =========                 =======
* Less than $.01

The accompanying notes are an integral part of these financial statements.


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                Deficit
                                              COMMON STOCKS               Additional           Accum. During         Total
                                                                            Paid-In           Development        Stockholders'
                                          # of Shares      Amount           Capital              Stage              Equity
                                          -----------      ------           -------              -----              ------



Issuance of Stock for Services              250,000            $ 25               $ -                   $ -                $ 25

Issuance of Stock for Cash                  233,000              23            23,277                     -              23,300

Issuance of Stock for Cash                    2,500               -               229                     -                 229

Net Loss for Period                               -               -                 -                (8,016)             (8,016)
                                            -------            ----          --------             ---------            --------
Balance - April 30, 1999                    485,500              48            23,506                (8,016)             15,538
                                            -------            ----          --------             ---------            --------
Net Loss for Year                                 -               -                 -               (15,706)            (15,706)
                                            -------            ----          --------             ---------            --------
Balance - April 30, 2000                    485,500              48            23,506               (23,722)               (168)
                                            -------            ----          --------             ---------            --------
Net Loss for Year                                 -               -                 -                  (120)               (120)
                                            -------            ----          --------             ---------            --------
Balance -  April 30, 2001                   485,500              48            23,506               (23,842)               (288)
                                            -------            ----          --------             ---------            --------
Net Loss for Year                                 -               -                 -                  (898)               (898)
                                            -------            ----          --------             ---------            --------
Balance - April 30, 2002                    485,500              48            23,506               (24,740)             (1,186)
                                            -------            ----          --------             ---------            --------
Net Loss for Year                                 -               -                 -                     -                   -
                                            -------            ----          --------             ---------            --------
Balance - April 30, 2003                    485,500              48            23,506               (24,740)             (1,186)
                                            -------            ----          --------             ---------            --------
Net Loss for Year                                 -               -                 -               (19,689)            (19,689)
                                            -------            ----          --------             ---------            --------
Balance - April 30, 2004                    485,500            $ 48          $ 23,506             $ (44,429)           $(20,875)
                                            =======            ====          ========             =========            ========

The accompanying notes are an integral part of these financial statements.


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                Indirect Method

                                                                                   Year ended                    April 30, 1998
                                                                                    April 30,                   (Inception) to
                                                                              2004               2003            April 30, 2004
                                                                              ----               ----            --------------
Cash Flows from Operating Activities:

     Net Loss                                                               $ (19,689)            $-             $(44,429)
     Stock issued for services                                                      -              -                   25
     Adjustments to reconcile net loss to net cash used
        by operating activities:
     Decrease in Accounts Receivable                                                4              -                    -
     Increase in Accounts Payable                                              15,935              -               16,325
                                                                            ---------            ---             --------
Net Cash Used by Operating Activities                                          (3,750)             -              (28,079)

Cash Flows from Financing Activities:
     Proceeds from notes payable                                                3,750                               4,550
     Proceeds from stock issuance                                                   -              -               23,529
                                                                            ---------            ---             --------
Net Cash Used for Financing Activities                                          3,750              -               28,079
                                                                            ---------            ---             --------
Net Increase in Cash & Cash Equivalents                                            -               -                    -

Beginning Cash & Cash Equivalents                                                  -               -                    -
                                                                            --------             ---             --------
Ending Cash & Cash Equivalents                                                   $ -             $ -                  $ -
                                                                            --------             ---             --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                      $ -             $ -                 $ 20
                                                                            ========             ===             ========
     Cash paid for Income Taxes                                                  $ -             $ -                  $ -
                                                                            ========             ===             ========
NON-CASH TRANSACTIONS
     Stock issued for services                                                   $ -             $ -                 $ 25
                                                                            ========             ===             ========

The accompanying notes are an integral part of these financial statements.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             April 30, 2004 and 2003


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

Fair Value of Financial Instruments:

The carrying amount of cash is considered to be representative of it's fair value because of the short-term nature of this financial instrument.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             April 30, 2004 and 2003


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

2004     2003

Deferred tax assets
         Net operating loss carryforwards            $  28,494        $ 24,740
         Valuation allowance                           (28,494)        (24,740)
                                                     -----------      ----------
         Net deferred tax assets                     $       0        $      0
                                                     ============== ============

At April 30, 2004, the Company had net operating loss carryforwards of $ 28,494 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. During the period ended April 30, 2004 and 2003, the Company issued no shares of common stock.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             April 30, 2004 and 2003


Note 5 - Segment Information:

Dynadapt System, Inc. operates primarily in a single operating segment, the acquisition of Internet Businesses.

Note 6 - Related Party Transactions:

Note Payable - Stockholder

This is a non-interest bearing note for funds advanced by a shareholder to facilitate the payment of debts.

Note 7 - Financial Accounting Developments:

Recently issued Accounting Pronouncements

In January 2003, the FAS issued FASB Interpretation No. 146, "Consolidation of Variable Interest Entities" and interpretation of ARB (Accounting Research Bulletin) No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN 146 for variable interest entities in existence prior to February 1, 2003, was delayed to December 31, 2003. In December 2003, the FASB issued a revised version of FIN 46, which effectively delayed implementation until March 2004, with earlier adoption permitted. SFAS No. 146 did not materially effect the financial statements.

In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 " Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 20, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 did not materially effect the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement establishes new standards of how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.