Form 10KSB
period 2003-04-30
DYNADAPT SYSTEM INC
filed 2004-12-09
CIK 1066551

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: April 30, 2003



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

As of April 30, 2003 485,500 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

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

         The company business plan originally was to develop a website design which would respond to an Internet user's computer speed and link the user to a tier of the website which best matched the user's terminal capabilities. The concept would theoretically have allowed more sophisticated website tiers to be accessed by higher capacity computer terminals. After expending funds for consulting fees to analyze the concept with Internet service providers and computer science technicians, the company concluded that while elements of the concept might be achievable on a limited basis, the main concept could not be achieved at that point due to the large number of variables in the Internet system. The company then decided to modify its business plan to look for acquisitions in the information technology area.

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

Administrative Offices

     The Company current business address is 7609 Ralston Road, Arvada, CO 80002. The Company's telephone number is (303) 422-7674.

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

     At April 30, 2003, there were 30 holders of record of the Company's stock, respectively. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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


ITEM  6.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  OPERATIONS  OR  PLAN  OF
OPERATIONS.

Results of Operations for the year ended April 30, 2003 compared to year ended April 30, 2002.
- ------------------------------------------------------------------------------

     The Company had no revenues from operations in the year 2003 or 2002. The Company incurred no expenses in 2003 compared to expenses of $898 in 2002. The Company had no net loss in 2003 compared to ($898) in 2002. The loss per share was none in 2003 and nominal in 2002.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

Liquidity and Capital Resources
- -------------------------------

     The Company has no capital resources or liquidity except through private placement of stocks.

     At year end, the Company had no cash or operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had current liabilities of $1,190 at year end.

Need for Additional Financing
------------------------------

     The Company needs to achieve financing to carry out any operations, and to pay its current liabilities. It has no current plans to raise any capital until it has a prospective business to combine into the Company. Management estimates that costs of compliance with "34" Act Reporting could exceed $10,000 in the current year.

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

Item 8a.  Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of April 30, 2003 (evaluation date) and have concluded that the disclosure controls and procedures are adequate an effective based upon their evaluation as of the evaluation date.

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

Biographical Information

     WESLEY F. WHITING, Director, age 72. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000 to 2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He has been President and Director of Fayber Group, Inc. since 2003. He has also been Director of Life USA, Inc. since 2003.


     REDGIE GREEN, age 50. Mr. Green has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000.

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


ITEM 10. EXECUTIVE COMPENSATION

              SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS

                                            Annual Compensation                         Awards
      Name and Principal   Year    Salary ($)     Bonus ($)      Other Annual             Restricted Stock   Securities
      Position                                                   Compensation ($)         Award(s)           Underlying
                                                                                          ($)                Options/
                                                                                                             SARs (#)
      Wesley F. Whiting,   2003    0              0              0                        0                  0
      President(1)
                           2002    0              0              0                        0                  0
                           2001    0              0              $9,830                   0                  0

      Reginald T. Green,   2003    0              0              0                        0                  0
      Secretary            2002    0              0              0                        0                  0
                           2001    0              0              0                        0                  0



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

                             April 30, 2003 and 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Dynadapt System, Inc.
Wheat Ridge, CO


We have audited the accompanying balance sheets of Dynadapt System, Inc., (A Development Stage Company) as of April 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2003 and 2002 and for the period April 30, 1998 (Inception) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynadapt System, Inc., as of April 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended April 30, 2003 and 2002 and for the period April 30, 1998 (Inception) to April 30, 2003, in conformity with accounting principles generally accepted in the United States.

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



Denver, Colorado
October 12, 2004
/s/Michael Johnson & Co. LLC



                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                   April 30,

                                                                                  2003                   2002
                                                                               ------------          -------------

ASSETS;

   Current Assets:
      Cash                                                                         $ -                   $ -
      Accounts Receivable                                                                4                     4
                                                                               ------------          -------------

Total Current Assets                                                                     4                     4
                                                                               ------------          -------------

TOTAL ASSETS                                                                           $ 4                   $ 4
                                                                               ============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable                                                            $ 390                 $ 390
         Notes payable - Shareholders                                                  800                   800
                                                                               ------------          -------------

Total Current Liabilities                                                            1,190                 1,190
                                                                               ------------          -------------

 Stockholders Equity
    Common stock, $.0001 par value, 100,000,000 shares                                  48                    48
        authorized, 485,500 shares issued and outstanding
    Additional Paid-In Capital                                                      23,506                23,506
    Deficit accumulated during the
      development stage                                                            (24,740)              (24,740)
                                                                               ------------          -------------

Total Stockholders' Equity                                                          (1,186)               (1,186)
                                                                               ------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 4                   $ 4
                                                                               ============          =============

The accompanying notes are an integral part of these financial statements.



                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                            Statement of Operations

                                                                   Year ended                     April 30, 1998
                                                                    April 30,                      Inception to
                                                              2003                   2002          April 30, 2003
                                                              ----                   ----          --------------

Revenue:
    Miscellaneous Income                                        $ -                    $ -                 $ -
                                                            -------                -------            --------
Total Income                                                      -                      -

Costs and Expenses:
     Consulting                                                   -                      -              17,830
     Accounting                                                   -                    500               6,250
     Office Expense                                               -                    295                 438
     Bank Charges                                                 -                    103                 410
                                                            -------                -------            --------
Total Expenses                                                    -                    898              24,928
                                                            -------                -------            --------
Net Loss From Operations                                          -                   (898)            (24,928)
                                                            -------                -------            --------
Other Income
     Interest Income                                              -                      -                 188
                                                            -------                -------            --------
Net Loss                                                        $ -                 $ (898)           $(24,740)
                                                            =======                =======            ========
Per Share Information:

     Weighted average number
     of common shares outstanding                           485,500                485,500
                                                            -------                -------
Net Loss per common share                                    *                      *
                                                            =======                =======
* Less than $.01

The accompanying notes are an integral part of these financial statements.




                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 April 30, 2003

                                                                                                Deficit
                                              COMMON STOCKS               Additional           Accum. During         Total
                                                                            Paid-In           Development        Stockholders'
                                          # of Shares      Amount           Capital              Stage              Equity
                                          -----------      ------           -------              ------             -------


Issuance of Stock for Services              250,000            $ 25               $ -                   $ -              $ 25

Issuance of Stock for Cash                  233,000              23            23,277                     -            23,300

Issuance of Stock for Cash                    2,500               -               229                     -               229

Net Loss for Period                               -               -                 -                (8,016)           (8,016)
                                            -------            ----          --------             ---------           --------
Balance - April 30, 1999                    485,500              48            23,506                (8,016)            15,538
                                            -------            ----          --------             ---------           --------
Net Loss for Year                                 -               -                 -               (15,706)           (15,706)
                                            -------            ----          --------             ---------           --------
Balance - April 30, 2000                    485,500              48            23,506               (23,722)              (168)
                                            -------            ----          --------             ---------           --------
Net Loss for Year                                 -               -                 -                  (120)              (120)
                                            -------            ----          --------             ---------           --------
Balance -  April 30, 2001                   485,500              48            23,506               (23,842)              (288)
                                            -------            ----          --------             ---------           --------
Net Loss for Year                                 -               -                 -                  (898)              (898)
                                            -------            ----          --------             ---------           --------
Balance - April 30, 2002                    485,500              48            23,506               (24,740)            (1,186)
                                            -------            ----          --------             ---------           --------
Net Loss for Year                                 -               -                 -                     -                  -
                                            -------            ----          --------             ---------           --------
Balance - April 30, 2003                    485,500            $ 48          $ 23,506             $ (24,740)          $ (1,186)
                                            =======            ====          ========             =========           ========

The accompanying notes are an integral part of these financial statements.



                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                Indirect Method

                                                                                  Year ended                  April 30, 1998
                                                                                    April 30,                  Inception to
                                                                             2003               2002           April 30, 2003
                                                                             ----               ----           --------------

Cash Flows from Operating Activities:

     Net Loss                                                                 $ -           $ (898)            $(24,740)
     Stock issued for services                                                  -                -                   25
     Adjustments to reconcile net loss to net cash used
        by operating activities
     (Increase) in Accounts Receivable                                          -                -                   (4)
     Increase in Accounts Payable                                               -              390                  390
     Increase in Notes Payable                                                  -                -                  800
                                                                              ---           ------             --------
Net Cash Used by Operating Activities                                           -             (508)             (23,529)

Cash Flows from Financing Activities:
     Proceeds from stock issuance                                               -                -               23,529
                                                                              ---           ------             --------
Net Cash Used for Financing Activities                                          -                -               23,529
                                                                              ---           ------             --------
Net Increase in Cash & Cash Equivalents                                         -             (508)                   -

Beginning Cash & Cash Equivalents                                               -              508                    -
                                                                              ---           ------             --------
Ending Cash & Cash Equivalents                                                $ -              $ -                  $ -
                                                                              ===           ======             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                   $ -              $ -                 $ 20
                                                                              ===           ======             ========
     Cash paid for Income Taxes                                               $ -              $ -                  $ -
                                                                              ===           ======             ========
NON-CASH TRANSACTIONS
     Stock issued for services                                                $ -              $ -                 $ 25
                                                                              ===           ======             ========

The accompanying notes are an integral part of these financial statements.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2003


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

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2003


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

Deferred tax assets
         Net operating loss carryforwards                         $  24,740
         Valuation allowance                                        (24,740)
                                                                   -----------
         Net deferred tax assets                                  $       0
                                                                   ===========

At April 30, 2003, the Company had net operating loss carryforwards of approximately $ 24,740 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

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

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. During the period ended April 30, 2003, the Company issued no shares of common stock.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2003


Note 5 - Segment Information

Dynadapt System, Inc. operates primarily in a single operating segment, the acquisition of Internet Businesses.

Note 6 - Note Payable - Shareholders.

This is a non-interest bearing note for funds advanced by a shareholder to facilitate the payment of debts.