Form 10QSB
period 2003-01-31
DYNADAPT SYSTEM INC
filed 2004-12-10
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2003                                             0-29670

                             DYNADAPT SYSTEM, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 422-8127


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

                  485,500 common shares as of January 31, 2003

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

We have reviewed the accompanying balance sheet of Dynadapt System, Inc. (A Development Stage Company) as of January 31, 2003, and the related statements of operations for the three-month and nine-month periods ended January 31, 2003 and 2002, and the period April 30, 1998 (inception) to January 31, 2003 and cash flows for the nine-months ended January 31, 2003 and 2002 and the period April 30, 1998 (inception) to January 31, 2003 include in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of April 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated December 13, 2002, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC
Denver, CO
December 13, 2002
/s/Michael Johnson & Co., LLC





                             DYNADAPT SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                                   January 31,                April 30,
                                                                                       2003                      2002
                                                                                  ---------------           ---------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                                 $ -                       $ -
     Accounts Receivable                                                                       4                         4
                                                                                  ---------------           ---------------

          Total Current Assets                                                                 4                         4
                                                                                  ---------------           ---------------

TOTAL ASSETS                                                                                 $ 4                       $ 4
                                                                                  ===============           ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                      $ 390                     $ 390
     Note Payable - Stockholder                                                              800                       800
                                                                                  ---------------           ---------------

          Total Current Liabilities                                                        1,190                     1,190
                                                                                  ---------------           ---------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           48                        48
     485,500 shares issued and outstanding at January 31, 2000
     Additional paid-in capital                                                           23,506                    23,506
     Deficit accumulated during the development stage                                    (24,740)                  (24,740)
                                                                                  ---------------           ---------------
                                                                                  ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                (1,186)                   (1,186)
                                                                                  ---------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 4                       $ 4
                                                                                  ===============           ===============

See Accountants Review Report



                             DYNADAPT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                     Three Months ended       Nine Months ended       April 30, 1998
                                                      January 31,                January 31,          Inception to
                                                   2003         2002          2003         2002       January 31, 2003
                                                   ----         ----          ----         ----       ----------------

REVENUES:
     Misc Income                                      $ -          $ -           $ -          $ -             $ -
                                                  -------      -------       -------      -------       ---------
Gross Profit                                            -                          -            -               -

EXPENSES:
     Consulting                                         -            -             -          600          17,830
     Accounting                                         -            -             -            -           6,250
     Office Expenses                                    -            -             -            -             438
     Bank Charges                                       -           40             -           71             410
Total Operating Expenses                                -           40             -          671          24,928
                                                  -------      -------       -------      -------       ---------
Net Loss from Operations                                -          (40)            -         (671)        (24,928)
                                                  -------      -------       -------      -------       ---------
Other Income and Expenses:
     Interest income                                    -            -             -            -             188
                                                  -------      -------       -------      -------       ---------
Net Loss                                              $ -        $ (40)          $ -       $ (671)      $ (24,740)
                                                  =======      =======       =======      =======       =========
Per Share Information

Profit (Loss) per common share                       *            *             *            *
                                                  =======      =======       =======      =======
Weighted average number of shares outstanding     485,500      485,500       485,500      485,500
                                                  =======      =======       =======      =======
* Less than $.01

See Accountants Review Report


                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 January 31, 2003
                                  (Unaudited)

                                                                                      Deficit
                                                                                       Accumulated
                                              Common Stocks             Additional      During the      Total
                                                                       Paid-In         Development    Stockholders'
                                          Shares        Amount         Capital         Stage            Equity
                                          ------        ------         -------         -----            ------


Issuance of Stock for Services             250,000          $ 25            $ -             $ -             $ 25

Issuance of Stock for Cash                 233,000            23         23,277               -           23,300

Issuance of Stock for Cash                   2,500             -            229               -              229

Net Loss for Period                              -             -              -          (8,016)          (8,016)
                                           -------          ----        --------      ---------         --------
Balance - April 30, 1999                   485,500            48         23,506          (8,016)          15,538

Net Loss for the Year                            -             -              -         (15,706)         (15,706)
                                           -------          ----        --------      ---------         --------
Balance - April 30, 2000                   485,500            48         23,506         (23,722)            (168)

Net Loss for the Year                            -             -              -            (120)            (120)
                                           -------          ----        --------      ---------         --------
Balance - April 30, 2001                   485,500            48         23,506         (23,842)            (288)

Net Loss for the Year                            -             -              -            (898)            (898)
                                           -------          ----        --------      ---------         --------
Balance - April 30, 2002                   485,500            48         23,506         (24,740)          (1,186)

Net Loss for Period                              -             -              -               -                -
                                           -------          ----        --------      ---------         --------
Balance - January 31, 2003                 485,500          $ 48        $23,506       $ (24,740)        $ (1,186)
                                           =======          ====        ========      =========         ========

See Accountants Review Report




                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                Indirect Method






                                                                            Nine Months               April 30, 1998
                                                                         Ended January 31,            Inception to
                                                                    ----------------------------
                                                                       2003             2002          January 31, 2003
                                                                    -----------      -----------      --------------

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                     $ -           $ (571)        $ (24,740)
          Stock issued for services                                                                              25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     (Increase) in Accounts Receivable                                       -                -                  (4)
     Increase in Accounts Payable                                            -                -                 390
                                                                    -----------      -----------      --------------

Net Cash Provided by Operating Activities                                    -             (571)            (24,329)

Cash Flows from Financing Activities
     Proceeds from notes payable                                             -                -                 800
     Proceeds from stock issuance                                            -                -              23,529
                                                                    -----------      -----------      --------------

Total Cash from (Used by) Financing Activities                               -                -              24,329
                                                                    -----------      -----------      --------------

Increase (Decrease) in Cash                                                  -             (571)                  -

Cash and Cash Equivalents - Beginning of Period                              -              628                   -
                                                                    -----------      -----------      --------------

Cash and Cash Equivalents - End of Period                                  $ -             $ 57                 $ -
                                                                    ===========      ===========      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest expense                                           $ -             $ 10                  18
                                                                    ===========      ===========      ==============
                                                                    ===========      ===========      ==============
  Cash paid for income taxes                                               $ -              $ -
                                                                    ===========      ===========      ==============

NON-CASH TRANSACTIONS
   Stock issued for services                                               $ -              $ -                $ 25
                                                                    ===========      ===========      ==============

See Accountants Review Report

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                January 31, 2003
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2003 and the results of operations for the three and nine-months ended January 31, 2003 and 2002 and the period April 30, 1998 (inception) to January 31, 2003, and cash flows for the nine-months ended January 31, 2003 and 2002 and the period April 30, 1998 (inception) to January 31, 2003. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Dynadapt Systems, Inc. ("Dyandapt Systems, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Dynadapt Systems, Inc. actual results to be materially different from any future results expressed or implied by Dynadapt, Inc. in those statements. Important facts that could prevent Dynadapt Systems, Inc. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e)      failure to achieve a business;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2002 and any Current Reports on Form 8-K filed by the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 31, 2003 COMPARED TO SAME QUARTER IN 2002.

     The Company had no revenues during the quarter ended January 31, 2003 or 2002. The Company incurred no expenses in the quarter in 2003 and $40 in 2002. The net loss for the quarter was none in 2003 and ($40) in 2002. The loss per share was none in the quarter in 2003 and nominal in 2002.

Results of Operation for the Nine Months period ended January 31, 2003 compared to same period ended January 31, 2002.
- ------------------------------------------------------------------------------

     The Company had no revenues during the nine month period ended January 31, 2003 nor in the same period ended January 31, 2002. The Company had no expenses in the nine month period ended January 31, 2003 and $671 in expense for same period in the prior year. The net loss for the period ended January 31, 2003 was none compared to ($671) in the same period ending January 31, 2002. The net loss per share in the period was nominal in 2003 and 2002. The trend of operating losses will continue until a profitable business operation can be achieved for which there is no assurance.


Liquidity and Capital Resources
- -------------------------------

     The Company had minimal cash on hand at the end of the period. The Company will need to obtain loans from shareholders or make private placements of shares in order to fund any operations whatsoever. The Company has no committed capital sources at the date of this report for loans or equity placements.


NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out any business.

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $1,190, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of January 31, 2003 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

Date: December 9, 2004



                                     Dynadapt System, Inc.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President