Form 10QSB
period 2004-01-31
DYNADAPT SYSTEM INC
filed 2004-12-10
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2004                                             0-29670

                             DYNADAPT SYSTEM, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
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

                  485,500 common shares as of January 31, 2004

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              Financial Statements
              For the Three and Nine-Months Ended January 31, 2004
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A








                             AUDITORS' REVIEW REPORT


Board of Directors
Dynadapt System, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Dynadapt System, Inc. (A Development Stage Company) as of January 31, 2004, and the related statements of operations for the three-month and nine-month periods ended January 31, 2004 and 2003 and the period April 30, 1998 (inception) to January 31, 2004, and cash flows for the nine-months ended January 31, 2004 and 2003, and the period April 30, 1998 (inception) to January 31, 2004 include in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of April 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated October 12, 2004, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC
Denver, CO
December 7, 2004
/s/Michael Johnson & Co., LLC




                             DYNADAPT SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)






                                                                                   January 31,                April 30,
                                                                                       2004                      2003
                                                                                  ---------------           ---------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                                 $ -                       $ -
     Accounts Receivable                                                                       4                         4
                                                                                  ---------------           ---------------

          Total Current Assets                                                                 4                         4
                                                                                  ---------------           ---------------

TOTAL ASSETS                                                                                 $ 4                       $ 4
                                                                                  ===============           ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                      $ 390                     $ 390
     Note Payable - Stockholder                                                              800                       800
                                                                                  ---------------           ---------------

          Total Current Liabilities                                                        1,190                     1,190
                                                                                  ---------------           ---------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           48                        48
     485,500 shares issued and outstanding in 2004 and 2003
     Additional paid-in capital                                                           23,506                    23,506
     Deficit accumulated during the development stage                                    (24,740)                  (24,740)
                                                                                  ---------------           ---------------
                                                                                  ---------------           ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                (1,186)                   (1,186)
                                                                                  ---------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 4                       $ 4
                                                                                  ===============           ===============

See Accountants Review Report


                             DYNADAPT SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                     Three Months ended             Nine Months ended        April 30, 1998
                                                        January 31,                    January 31,             Inception to
                                                    2004            2003            2004           2003         January 31, 2004
                                                    ----            ----            ----           ----         ----------------


REVENUES

   Miscellaneous Revenue                             $ -             $ -             $ -            $ -                 $ -
                                                 -------         -------         -------        -------           ---------
Gross Profit                                           -               -               -              -                   -

EXPENSES
     Consulting                                        -               -               -              -              17,830
     Accounting                                        -               -               -              -               6,250
     Office Expenses                                   -               -               -              -                 438
     Bank Charges                                      -               -               -              -                 410
                                                 -------         -------         -------        -------           ---------
Total Operating Expenses                               -               -               -              -              24,928

Net Loss from Operations                               -               -               -              -             (24,928)
                                                 -------         -------         -------        -------           ---------
Other Income and Expenses
     Interest income                                   -               -               -              -                 188
                                                 -------         -------         -------        -------           ---------
                                                     $ -             $ -             $ -            $ -           $ (24,740)
                                                 =======         =======         =======        =======           =========
Per Share Information

Profit (Loss) per common share                     *               *               *              *
                                                 =======         =======         =======        =======
Weighted average number of shares outstanding    485,500         485,500         485,500        485,500
                                                 =======         =======         =======        =======

* Less than $.01

See Accountants Review Report




                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 January 31, 2004
                                  (Unaudited)
                                                                                              Deficit
                                                                                              Accumulated
                                                  Common Stocks            Additional        During the          Total
                                                                             Paid-In        Development      Stockholders'
                                             Shares           Amount         Capital           Stage             Equity
                                             ------           ------         -------           -----             ------



Issuance of Stock for Services                 250,000              25               -                  -                25

Issuance of Stock for Cash                     233,000              23          23,277                  -            23,300

Issuance of Stock for Cash                       2,500               -             229                  -               229

Net Loss for Period                                  -               -               -             (8,016)           (8,016)

Balance - April 30, 1999                       485,500              48          23,506             (8,016)           15,538
                                               -------            ----         -------          ---------
Net Loss for the Year                                -               -               -            (15,706)          (15,706)
                                               -------            ----         -------          ---------
Balance - April 30, 2000                       485,500              48          23,506            (23,722)             (168)

Net Loss for the Year                                -               -               -               (120)             (120)
                                               -------            ----         -------          ---------          --------
Balance - April 30, 2001                       485,500              48          23,506            (23,842)             (288)

Net Loss for the Year                                -               -               -               (898)             (898)
                                               -------            ----         -------          ---------          --------
Balance - April 30, 2002                       485,500              48          23,506            (24,740)           (1,186)
                                               -------            ----         -------          ---------          --------
Net Loss for the Year                                -               -               -                  -                 -
                                               -------            ----         -------          ---------          --------
Balance - April 30, 2003                       485,500              48          23,506            (24,740)           (1,186)
                                               -------            ----         -------          ---------          --------
Net Loss for Period                                  -               -               -                  -                 -
                                               -------            ----         -------          ---------          --------
Balance - January 31, 2004                     485,500            $ 48         $23,506          $ (24,740)         $ (1,186)
                                               =======            ====         =======          =========          ========

See Accountants Review Report



                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                Indirect Method


                                                                            Nine Months               April 30, 1998
                                                                         Ended January 31,            Inception to
                                                                       2004             2003          January 31, 2004
                                                                       ----             ----          ----------------

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                     $ -              $ -           $ (24,740)
          Stock issued for services                                                                              25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     (Increase) in Accounts Receivable                                       -                -                  (4)
     Increase in Accounts Payable                                            -                -                 390
     Increase in Loans Payable                                               -                -                 800
                                                                           -----            -----         ---------
Net Cash Provided by Operating Activities                                    -                -             (23,529)

Cash Flows from Financing Activities
     Proceeds from stock issuance                                            -                -              23,529
                                                                           -----            -----         ---------
Total Cash from (Used by) Financing Activities                               -                -              23,529
                                                                           -----            -----         ---------
Increase (Decrease) in Cash                                                  -                -                   -

Cash and Cash Equivalents - Beginning of Period                              -                -                   -
                                                                           -----            -----         ---------
Cash and Cash Equivalents - End of Period                                    -                -                   -
                                                                           =====            =====         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                           $ -              $ -                $ 20
                                                                           =====            =====         =========
  Cash paid for income taxes                                               $ -              $ -                 $ -
                                                                           =====            =====         =========
NON-CASH TRANSACTIONS
  Stock issued for services                                                $ -              $ -                $ 25
                                                                           =====            =====         =========

See Accountants Review Report

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                January 31, 2004
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2004 and the results of operations for the three and nine-months ended January 31, 2004 and 2003 and the period April 31, 1998 (inception) to January 31, 2004, and cash flows for the nine-months ended January 31, 2004 and 2002 and the period April 30, 1998 (inception) to January 31, 2004. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 31, 2004 COMPARED TO SAME QUARTER IN 2003.

     The Company had no revenues during the quarter ended January 31, 2004 or 2003. The Company incurred no expenses in the quarter in 2004 or in 2003. The net loss for the quarter was none in 2004 and in 2003. The loss per share was none in the quarter in 2004 and in 2003.

Results of Operation for the Nine Month period ended January 31, 2004 compared to same period ended January 31, 2003.
- ------------------------------------------------------------------------------

     The Company had no revenues during the nine month period ended January 31, 2004 nor in the same period ended January 31, 2003. The Company had no expenses in the nine month period ended January 31, 2004 or in the same period in 2003. The net loss for the period ended January 31, 2004 was none and none in the same period ending January 31, 2003. The net loss per share in the period was none in 2004 and 2003. The trend of operating losses will continue until a profitable business operation can be achieved for which there is no assurance.


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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of January 31, 2004 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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