Form 10QSB
period 2004-10-31
DYNADAPT SYSTEM INC
filed 2004-12-10
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
October 31, 2004                                             0-29670

                             DYNADAPT SYSTEM, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
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

                  485,500 common shares as of October 31, 2004

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              Financial Statements
               For the Three and Six-Months Ended October 31, 2004
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                             AUDITORS' REVIEW REPORT


Board of Directors
Dynadapt System, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of Dynadapt System, Inc. (A Development Stage Company) as of October 31, 2004, and the related statements of operations for the three and six-month periods ended October 30, 2004 and 2003, and the period April 30, 1998 (inception) to October 31, 2004, and cash flows for the six-months ended October 31, 2004 and 2003, and the period April 30, 1998 (inception) to October 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended October 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of April 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated October 12, 2004, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of October 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

Michael Johnson & Co., LLC
Denver, CO
December 7, 2004
/s/Michael Johnson & Co., LLC




                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                                 October 31,                 April 30,
                                                                                     2004                       2004
                                                                                ---------------            ---------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                               $ -                        $ -
                                                                                ---------------            ---------------

          Total Current Assets                                                               -                          -
                                                                                ---------------            ---------------

TOTAL ASSETS                                                                               $ -                        $ -
                                                                                ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                 $ 16,325                   $ 16,325
     Note Payable - Stockholder                                                          4,550                      4,550
                                                                                ---------------            ---------------

          Total Current Liabilities                                                     20,875                     20,875
                                                                                ---------------            ---------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares                                    48                         48
        authorized, 485,500 shares issued and outstanding
        as of October 31, 2004 and 2003
     Additional paid-in capital                                                         23,506                     23,506
     Deficit accumulated during the
       development stage                                                               (44,429)                   (44,429)
                                                                                ---------------            ---------------

TOTAL STOCKHOLDERS' EQUITY                                                             (20,875)                   (20,875)
                                                                                ---------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ -                        $ -
                                                                                ===============            ===============

See Accountants Review Report



                             DYNADAPT SYSTEMS, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                    Three Months ended                 Six Months ended        April 30, 1998
                                                        October 31,                       October 31,            Inception to
                                                    2004            2003            2004           2003         October 31, 2004
                                                    ----            ----            ----           ----         ----------------

REVENUES

   Miscellaneous Revenue                             $ -             $ -             $ -            $ -                 $ -
                                                 -------         -------         -------        -------           ---------
Gross Profit                                           -               -               -              -                   -

EXPENSES
     Consulting                                        -               -               -              -              17,830
     Accounting                                        -               -               -              -              25,935
     Office Expenses                                   -               -               -              -                 442
     Bank Charges                                      -               -               -              -                 410
                                                 -------         -------         -------        -------           ---------
Total Operating Expenses                               -               -               -              -              44,617

Net Loss from Operations                               -               -               -              -             (44,617)
                                                 -------         -------         -------        -------           ---------
Other Income and Expenses
     Interest income                                   -               -               -              -                 188
                                                 -------         -------         -------        -------           ---------
                                                     $ -             $ -             $ -            $ -           $ (44,429)
                                                 =======         =======         =======        =======           =========
Per Share Information

Profit (Loss) per common share                     *               *               *              *
                                                 =======         =======         =======        =======
Weighted average number of shares outstanding    485,500         485,500         485,500        485,500
                                                 =======         =======         =======        =======

* Less than $.01

See Accountants Review Report



                             DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                October 30, 2004
                                  (Unaudited)
                                                                                              Deficit
                                                                                              Accumulated
                                                  Common Stocks            Additional        During the          Total
                                                  -------------
                                                                             Paid-In        Development      Stockholders'
                                             Shares           Amount         Capital           Stage             Equity
                                             ------           ------         -------           -----             ------


Issuance of Stock for Services                 250,000              25               -                  -                25

Issuance of Stock for Cash                     233,000              23          23,277                  -            23,300

Issuance of Stock for Cash                       2,500               -             229                  -               229

Net Loss for Period                                  -               -               -             (8,016)           (8,016)
                                               -------            ----         -------          ---------         ---------
Balance - April 30, 1999                       485,500              48          23,506             (8,016)           15,538

Net Loss for the Year                                -               -               -            (15,706)          (15,706)
                                               -------            ----         -------          ---------         ---------
Balance - April 30, 2000                       485,500              48          23,506            (23,722)             (168)

Net Loss for the Year                                -               -               -               (120)             (120)
                                               -------            ----         -------          ---------         ---------
Balance - April 30, 2001                       485,500              48          23,506            (23,842)             (288)

Net Loss for the Year                                -               -               -               (898)             (898)
                                               -------            ----         -------          ---------         ---------
Balance - April 30, 2002                       485,500              48          23,506            (24,740)           (1,186)
                                               -------            ----         -------          ---------         ---------
Net Loss for the Year                                -               -               -                  -                 -
                                               -------            ----         -------          ---------         ---------
Balance - April 30, 2003                       485,500              48          23,506            (24,740)           (1,186)
                                               -------            ----         -------          ---------         ---------
Net Loss for the Year                                -               -               -            (19,689)          (19,689)
                                               -------            ----         -------          ---------         ---------
Balance - April 30, 2004                       485,500              48          23,506            (44,429)          (20,875)
                                               -------            ----         -------          ---------         ---------
Net Loss for Period                                  -               -               -                  -                 -
                                               -------            ----         -------          ---------         ---------
Balance - October 31, 2004                     485,500            $ 48         $23,506          $ (44,429)        $ (20,875)
                                               =======            ====         =======          =========         =========

See Accountants Review Report


                             DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                 Indirect Method




                                                                            Six Months                April 30, 1998
                                                                         Ended October 31,            Inception to
                                                                       2004             2003          October 31, 2004
                                                                       ----             ----          ----------------

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                     $ -              $ -           $ (44,429)
          Stock issued for services                                                                              25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase in Accounts Payable                                            -                -              16,325
                                                                           -----            -----         ---------
Net Cash Provided by Operating Activities                                    -                -             (28,079)
                                                                           -----            -----         ---------
Cash Flows from Financing Activities
     Proceeds from notes payable                                             -                -               4,550
     Proceeds from stock issuance                                            -                -              23,529
                                                                           -----            -----         ---------
Total Cash from (Used by) Financing Activities                               -                -              28,079
                                                                           -----            -----         ---------
Increase (Decrease) in Cash                                                  -                -                   -

Cash and Cash Equivalents - Beginning of Period                              -                -                   -
                                                                           -----            -----         ---------
Cash and Cash Equivalents - End of Period                                    -                -                   -
                                                                           =====            =====         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                           $ -              $ -                $ 20
                                                                           =====            =====         =========
  Cash paid for income taxes                                               $ -              $ -                 $ -
                                                                           =====            =====         =========
NON-CASH TRANSACTIONS
  Stock issued for services                                                $ -              $ -                $ 25
                                                                           =====            =====         =========

See Accountants Review Report

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                October 31, 2004
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2004 and the results of operations for the three and six-months ended October 31, 2004 and 2003 and the period April 30, 1998 (inception) to October 31, 2004, and cash flows for the six-months ended October 30, 2004 and 2003 and the period April 30,1998 (inception) to October 31, 2004. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 31, 2004 COMPARED TO SAME QUARTER IN 2003.

     The Company had no revenues in the period in 2004 or 2003. The Company incurred no operations expenses in the quarter in 2004 or in 2003. The Company had no loss on operations in 2004 or in 2003 in the quarter. The loss per share was none in 2004 and in 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2004 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2003.

     The Company had no revenues in the period in 2004 or 2003. The Company had no expenses in the periods in 2004 and in 2003, respectively. The Company had no loss in the six month period in 2004 or in the same period in 2003. The loss per share for the six month period was none in 2004 and in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no cash as of October 31, 2004, which is insufficient for any operations. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.


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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of October 31, 2004 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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