Form 10KSB
period 2005-04-30
DYNADAPT SYSTEM INC
filed 2005-11-01
CIK 1066551

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: April 30, 2005



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). __ Yes X No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X Yes __ No

As of April 30, 2005 485,500 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

                                TABLE OF CONTENTS


PART I

        Item 1.   Description of Business                                      3
        Item 2.   Description of Property                                     16
        Item 3.   Legal Proceedings                                           16
        Item 4.   Submission of Matters to a Vote of Security Holders         16

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                  Matters                                                     17
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation                                                   18
        Item 7.   Financial Statements                                        19
        Item 8.   Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                         19
        Item 8a.  Controls and Procedures                                     20

PART III

        Item 9.   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act  20
        Item 10.  Executive Compensation                                      23
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                  24
        Item 12.  Certain Relationships and Related Transactions              24
        Item 13.  Exhibits and Reports on Form 8-K                            25
        Item 14.  Principal Accountant Fees and Services                      25

SIGNATURES                                                                    26

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

     At April 30, 2005, there were 42 holders of record of the Company's stock, respectively. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

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


ITEM  6.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  OPERATIONS  OR  PLAN  OF
OPERATIONS.

Results of Operations for the year ended April 30, 2005 compared to year ended April 30, 2004.
- ------------------------------------------------------------------------------

     The Company had no revenues from operations in the year 2005 or 2004. The Company incurred no expenses in 2005 and $19,685 in 2004. The expenses from 2004 was largely related to audit and accounting fees. The Company had a net loss of ($19,689) in 2004 compared to none in 2005. The loss per share was nominal in 2004 and none in 2005.

     Losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

Liquidity and Capital Resources
- -------------------------------

     The Company has no capital resources or liquidity except through private placement of stock.

     At year end, the Company had no cash or operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had current liabilities of $20,875 at year end.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to carry out its business.

The Company will need to raise additional funds to expand its business activities in the future.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." During the year ended April 30, 2005, the Company generated no revenue, has a working capital deficiency, and current liabilities exceed current assets by $69,068. The effects of such conditions could easily be to cause the Company's bankruptcy.


ITEM 7 - FINANCIAL STATEMENTS

        The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

 ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------

In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

ITEM 8a.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of April 30, 2005, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.


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


ITEM 10. EXECUTIVE COMPENSATION

              SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS

                                            Annual Compensation                         Awards
      Name and Principal   Year    Salary ($)     Bonus ($)      Other Annual             Restricted Stock   Securities
      Position                                                   Compensation ($)         Award(s)           Underlying
                                                                                          ($)                Options/
                                                                                                             SARs (#)
      Wesley F. Whiting,   2005    0              0              0                        0                  0
      President(1)
                           2004    0              0              0                        0                  0
                           2003    0              0              $9,830                   0                  0

      Reginald T. Green,   2005    0              0              0                        0                  0
      Secretary            2004    0              0              0                        0                  0
                           2003    0              0              0                        0                  0


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


         Audit Fees. MJC is billing the Company $5,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended April 30, 2002, April 30, 2003 and April 30, 2005 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended July 31, 2002, October 31, 2002, January 31, 2003, July 31, 2003, October 31, 2003, January 31, 2004 and July 31, 2004.

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

Date:   October 31, 2005                              By:/s/ Wesley F. Whiting
       ------------------                            -------------------------
                                                    Wesley F. Whiting, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 31, 2005            By:/s/Wesley F. Whiting
       --------                ----------------------------------------
                               Wesley F. Whiting, President and Director


Date: October 31, 2005            By:/s/Reginald T. Green
       --------                -----------------------------------------
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

Statements of Cash Flow                                                      F-4

Statements of Stockholders'                                                  F-5

Notes to Financial Statements                                          F-6 - F-8

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                        For the Year Ended April 30, 2005

JASPERS + HALL, pC
CERTIFIED pUBLIC aCCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Dynadapt System, Inc.
Denver, CO

We have audited the accompanying balance sheet of Dynadapt System, Inc. (a Development Stage Company) as of April 30, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We did not audit the related statements of operations, stockholders' equity (deficit) and cash flows of Dynadapt System, Inc. from inception to April 30, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for periods prior to April 30, 2005, is based solely on the report of such other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States) per standard No. 1 of the PCAOB standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynadapt System, Inc. as of June 30, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements for the year ended April 30, 2004 were audited by other accountants, whose report, dated October 12, 2004, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, conditions exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jaspers + Hall, PC
Denver, Colorado
October 11, 2005

/s/Jaspers + Hall, PC


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                    April 30

                                                                                             2005                  2004
                                                                                          ------------         -------------

ASSETS:

   Current Assets:
      Cash                                                                                    $ -                  $ -
      Accounts Receivable                                                                       -                    -
                                                                                          ------------         -------------

Total Current Assets                                                                            -                    -
                                                                                          ------------         -------------

TOTAL ASSETS                                                                                  $ -                  $ -
                                                                                          ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current Liabilities:
         Accounts payable                                                                   $ 16,325              $ 16,325
         Notes payable - Stockholder                                                           4,550                 4,550
                                                                                          ------------         -------------

Total Current Liabilities                                                                     20,875                20,875
                                                                                          ------------         -------------

 Stockholders' Equity (Deficit):
    Common stock, $.0001 par value, 100,000,000 shares                                            48                    48
        authorized, 485,500 shares issued and outstanding
        as of April 30, 2005 and 2004
    Additional Paid-In Capital                                                                23,506                23,506
    Deficit accumulated during the
      development stage                                                                      (44,429)              (44,429)
                                                                                          ------------         -------------

Total Stockholders' Equity (Deficit)                                                         (20,875)              (20,875)
                                                                                          ------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                              $ -                   $ -
                                                                                          ============         =============

The accompanying notes are an integral part of these financial statements.


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Operations


                                                                     Year ended                       April 30, 1998
                                                                      April 30,                       (Inception) to
                                                               2005                  2004              April 30, 2005
                                                               ----                  ----              --------------

Revenue:
    Miscellaneous Income                                       $ -                    $ -                 $ -
                                                           -------              ---------            --------
Total Income                                                     -                      -

Costs and Expenses:
     Consulting                                                  -                      -              17,830
     Accounting & Legal                                          -                 19,685              25,935
     Office Expense                                              -                      4                 442
     Bank Charges                                                -                      -                 410
                                                           -------              ---------            --------
Total Expenses                                                   -                 19,689              44,617
                                                           -------              ---------            --------
Net Loss From Operations                                         -                (19,689)            (44,617)
                                                           -------              ---------            --------
Other Income
     Interest Income                                             -                      -                 188
                                                           -------              ---------            --------
Net Loss                                                       $ -              $ (19,689)           $(44,429)

                                                           =======              =========            ========
Per Share Information:

     Weighted average number
     of common shares outstanding                          485,500                485,500
                                                           =======              =========
Net Loss per common share                                  *                      $ (0.01)
* Less than $.01
                                                           =======              =========
The accompanying notes are an integral part of theses financial statements.


                             DYNADAPT SYSTEMS, IC.
                         (A Devleopment Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                 April 30, 2005


                                                                                                          Deficit
                                                   COMMON STOCKS                  Additional           Accum. During        Total
                                                                                    Paid-In             Development   Stockholders'
                                            # of Shares         Amount              Capital                Stage            Equity
                                            -----------         ------              -------                -----            ------



Issuance of Stock for Services                   250,000             $ 25                  $ -                     $ -         $ 25

Issuance of Stock for Cash                       233,000               23               23,277                       -       23,300

Issuance of Stock for Cash                         2,500                -                  229                       -          229

Net Loss for Period                                    -                -                    -                  (8,016)      (8,016)
                                                 -------             ----             --------               ---------    ----------
Balance - April 30, 1999                         485,500               48               23,506                  (8,016)      15,538
                                                 -------             ----             --------               ---------    ----------
Net Loss for Year                                      -                -                    -                 (15,706)     (15,706)
                                                 -------             ----             --------               ---------    ----------
Balance - April 30, 2000                         485,500               48               23,506                 (23,722)        (168)
                                                 -------             ----             --------               ---------    ----------
Net Loss for Year                                      -                -                    -                    (120)        (120)
                                                 -------             ----             --------               ---------    ----------
Balance -  April 30, 2001                        485,500               48               23,506                 (23,842)        (288)
                                                 -------             ----             --------               ---------    ----------
Net Loss for Year                                      -                -                    -                    (898)        (898)
                                                 -------             ----             --------               ---------    ----------
Balance - April 30, 2002                         485,500               48               23,506                 (24,740)      (1,186)
                                                 -------             ----             --------               ---------    ----------
Net Loss for Year                                      -                -                    -                       -            -
                                                 -------             ----             --------               ---------    ----------
Balance - April 30, 2003                         485,500               48               23,506                 (24,740)      (1,186)
                                                 -------             ----             --------               ---------    ----------
Net Loss for Year                                      -                -                    -                 (19,689)     (19,689)
                                                 -------             ----             --------               ---------    ----------
Balance - April 30, 2004                         485,500               48               23,506                 (44,429)     (20,875)
                                                 -------             ----             --------               ---------    ----------
Net Loss for Year                                      -                -                    -                       -            -
                                                 -------             ----             --------               ---------    ----------
Balance - April 30, 2005                         485,500             $ 48             $ 23,506               $ (44,429)   $ (20,875)
                                                 =======             ====             ========               =========    ==========
The accompanying notes are an integral part of these financial statements.



                             DYNADAPT SYSTEM, INC.
                         (A Devleopment Stage Company)
                            Statements of Cash Flows

                                Indirect Method

                                                                                      Year ended                   April 30, 1998
                                                                                        April 30,                    (Inception) to
                                                                             2005                   2004              April 30, 2005
                                                                             ----                   ----              --------------

Cash Flows from Operating Activities:

     Net Loss                                                                 $ -                $ (19,689)               $ (44,429)
     Stock issued for services                                                  -                       -                        25
     Adjustments to reconcile net loss to net cash used
        by operating activities:
     Decrease in Accounts Receivable                                            -                        4                        -
     Increase in Accounts Payable                                               -                   15,935                   16,325
                                                                              -----              ---------                ----------
Net Cash Used by Operating Activities                                           -                   (3,750)                 (28,079)

Cash Flows from Financing Activities:
     Proceeds from notes payable                                                -                    3,750                    4,550
     Proceeds from stock issuance                                               -                       -                    23,529
                                                                              -----              ---------                ----------
Net Cash Used for Financing Activities                                          -                    3,750                   28,079
                                                                              -----              ---------                ----------
Net Increase in Cash & Cash Equivalents                                         -                       -                         -

Beginning Cash & Cash Equivalents                                               -                       -                         -
                                                                              -----              ---------                ----------
Ending Cash & Cash Equivalents                                                $ -                     $ -                       $ -
                                                                              =====              =========                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                   $ -                     $ -                      $ 20
                                                                              =====              =========                ==========
     Cash paid for Income Taxes                                               $ -                     $ -                       $ -
                                                                              =====              =========                ==========
NON-CASH TRANSACTIONS
     Stock issued for services                                                $ -                     $ -                       $ 25
                                                                              =====              =========                ==========
The accompanying notes are an integral part of these financial statements.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2005


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

Basis of Presentation - Development Stage Company:

The Company has not earned any significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares outstanding during the period.

Fair Value of Financial Instruments:

The carrying amount of cash is considered to be representative of its fair value because of the short-term nature of this financial instrument.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2005


Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Taxes:
-----------------------------

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

                                                        2005            2004
                                                        ------          ----

Deferred tax assets
         Net operating loss carryforwards            $  44,429      $ 44,429
         Valuation allowance                           (44,429)     (44,429)
                                                     -----------    ----------
         Net deferred tax assets                     $       0      $      0
                                                     ============== ============

At April 30, 2005, the Company had net operating loss carryforwards of $44,429 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern
----------------------

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

Note 4 - Capital Stock Transactions:
-----------------------------------

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. During the period ended April 30, 2005, the Company issued no shares of common stock.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2005


Note 5 - Segment Information:
----------------------------

Dynadapt System, Inc. operates primarily in a single operating segment, the acquisition of Internet Businesses.

Note 6 - Related Party Transactions:
----------------------------------

Note Payable - Stockholder

This is a non-interest bearing note for funds advanced by a shareholder to facilitate the payment of debts.

Note 7 - Financial Accounting Developments:
------------------------------------------

Recently issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2005

Note 7 - Financial Accounting Developments (Cont):
------------------------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 23. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.