Form 10QSB
period 2005-07-31
DYNADAPT SYSTEM INC
filed 2005-11-01
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
July 31, 2005                                             0-29670

                             DYNADAPT SYSTEM, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
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

                  485,500 common shares as of July 31, 2005

                                 DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              Financial Statements
                    For the Three-Months Ended July 31, 2005
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Dynadapt System, Inc.
Wheat Ridge, CO

We have  reviewed the  accompanying  balance sheet of Dynadapt  System,  Inc. (A
Development Stage Company) as of July 31, 2005 and 2004, and the related statements of operations for the three-month period ended July 31, 2005 and 2004 and for the period April 30, 1998 (inception) to July 31, 2005, and cash flows for the three-months ended July 31, 2005 and 2004 and the period April 30, 1998 (inception) to July 31,2005 to include in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended July 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States) . A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of April 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated October 11, 2005, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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


Jaspers + Hall, PC
Denver, CO
October 15, 2005
/s/Jaspers + Hall, PC


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)






                                                                                     July 31,                  April 30,
                                                                                       2005                       2005
                                                                                  ---------------            ---------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                                 $ -                        $ -
                                                                                  ---------------            ---------------

          Total Current Assets                                                                 -                          -
                                                                                  ---------------            ---------------

TOTAL ASSETS                                                                                 $ -                        $ -
                                                                                  ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                   $ 16,325                   $ 16,325
     Note Payable - Stockholder                                                            4,550                      4,550
                                                                                  ---------------            ---------------

          Total Current Liabilities                                                       20,875                     20,875
                                                                                  ---------------            ---------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares                                      48                         48
       authorized, 485,500 shares issued and outstanding
       as of July 31, 2005 and 2004
     Additional paid-in capital                                                           23,506                     23,506
     Deficit accumulated during the
       development stage                                                                 (44,429)                   (44,429)
                                                                                  ---------------            ---------------

TOTAL STOCKHOLDERS' EQUITY                                                               (20,875)                   (20,875)
                                                                                  ---------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ -                        $ -
                                                                                  ===============            ===============

See Accountants' Review Report


                              DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Uanudited)


                                                                               Three Months ended                April 30, 1998
                                                                                   July 31,                        Inception to
                                                                         2005                 2004               July 31, 2004
                                                                         ----                 ----               -------------

REVENUES

   Miscellaneous Revenue                                                  $ -                  $ -                        $ -
                                                                      -------              -------                  ---------
Gross Profit                                                                -                    -                          -

EXPENSES
     Consulting                                                             -                    -                     17,830
     Accounting                                                             -                    -                     25,935
     Office Expenses                                                        -                    -                        442
     Bank Charges                                                           -                    -                        410
                                                                      -------              -------                  ---------
Total Operating Expenses                                                    -                    -                     44,617

Net Loss from Operations                                                    -                    -                    (44,617)
                                                                      -------              -------                  ---------
Other Income and Expenses
     Interest income                                                        -                    -                        188
                                                                      -------              -------                  ---------
                                                                          $ -                  $ -                  $ (44,429)
Per Share Information
                                                                      =======              =======                  =========
Profit (Loss) per common share                                        *                    *
                                                                      =======              =======
Weighted average number of shares outstanding                         485,500              485,500
                                                                      =======              =======

* Less than $.01

See Accountants' Reveiw Report


                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                  (Unaudited)
                                Indirect Method


                                                                                    Three Months                April 30, 1998
                                                                                   Ended July 31,                Inception to
                                                                              2005               2004            July 31, 2005
                                                                              ----               ----            -------------

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                             $ -                $ -             $ (44,429)
          Stock issued for services                                                                                          25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase in Accounts Payable                                                    -                  -                16,325
                                                                                ------              -----             ---------
Net Cash Provided by Operating Activities                                            -                  -               (28,079)
                                                                                ------              -----             ---------
Cash Flows from Financing Activities
     Proceeds from notes payable                                                     -                  -                 4,550
     Proceeds from stock issuance                                                    -                  -                23,529
                                                                                ------              -----             ---------
Total Cash from (Used by) Financing Activities                                       -                  -                28,079
                                                                                ------              -----             ---------
Increase (Decrease) in Cash                                                          -                  -                     -

Cash and Cash Equivalents - Beginning of Period                                      -                  -                     -
                                                                                ------              -----             ---------
Cash and Cash Equivalents - End of Period                                            -                  -                     -
                                                                                ======              =====             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                                   $ -                $ -                  $ 20
                                                                                ======              =====             =========
  Cash paid for income taxes                                                       $ -                $ -                  $ -
                                                                                ======              =====             =========
NON-CASH TRANSACTIONS
  Stock issued for services                                                        $ -                $ -                  $ 25
                                                                                ======              =====             =========

See Accountants Review Report



                             DYNADAPT SYSTEMS, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 July 31, 2005
                                  (Unaudited)


                                                                                                 Deficit
                                                                                               Accumulated
                                                    Common Stocks             Additional        During the           Total
                                                                                Paid-In        Development       Stockholders'
                                               Shares           Amount          Capital           Stage              Equity
                                               ------           ------          -------           -----              ------

Issuance of Stock for Services                   250,000               25               -                  -                 25

Issuance of Stock for Cash                       233,000               23          23,277                  -             23,300

Issuance of Stock for Cash                         2,500                -             229                  -                229

Net Loss for Period                                    -                -               -             (8,016)            (8,016)
                                                 -------             ----        --------          ---------          ---------
Balance - April 30, 1999                         485,500               48          23,506             (8,016)            15,538

Net Loss for the Year                                  -                -               -            (15,706)           (15,706)
                                                 -------             ----        --------          ---------          ---------
Balance - April 30, 2000                         485,500               48          23,506            (23,722)              (168)

Net Loss for the Year                                  -                -               -               (120)              (120)
                                                 -------             ----        --------          ---------          ---------
Balance - April 30, 2001                         485,500               48          23,506            (23,842)              (288)

Net Loss for the Year                                  -                -               -               (898)              (898)
                                                 -------             ----        --------          ---------          ---------
Balance - April 30, 2002                         485,500               48          23,506            (24,740)            (1,186)
                                                 -------             ----        --------          ---------          ---------
Net Loss for the Year                                  -                -               -                  -                  -
                                                 -------             ----        --------          ---------          ---------
Balance - April 30, 2003                         485,500               48          23,506            (24,740)            (1,186)
                                                 -------             ----        --------          ---------          ---------
Net Loss for the Year                                  -                -               -            (19,689)           (19,689)
                                                 -------             ----        --------          ---------          ---------
Balance - April 30, 2004                         485,500               48          23,506            (44,429)           (20,875)
                                                 -------             ----        --------          ---------          ---------
Net Loss for the Year                                  -                -               -                  -                  -
                                                 -------             ----        --------          ---------          ---------
Balance - April 30, 2005                         485,500               48          23,506            (44,429)           (20,875)
                                                 -------             ----        --------          ---------          ---------
Net Loss for Period                                    -                -               -                  -                  -
                                                 -------             ----        --------          ---------          ---------
Balance - July 31, 2005                          485,500             $ 48        $ 23,506          $ (44,429)         $ (20,875)
                                                 =======             ====        ========          =========          =========

See Accountants' Review Report

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                  July 31, 2005
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2005 and 2004 and the results of operations for the three-months ended July 31, 2005 and 2004 and April 30, 1998 (inception) to July 31, 2005, and cash flows for the three-months ended July 31, 2005 and 2004 and April 30, 1998 (inception) to July 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2005.


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 31, 2005 COMPARED TO SAME QUARTER IN 2004.

     The Company had no revenues in the period in 2005 or 2004. The Company incurred no operations expenses in the quarter in 2005 or in 2004. The Company had no loss in 2005 or in 2004 in the quarter. The loss per share was none in 2005 and in 2004.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company had no cash as of July 31, 2005, which is insufficient for any operations of significance. Its current liabilities exceeded its assets by $20,875. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of July 31, 2005 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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