Form 10KSB/A
period 2005-04-30
DYNADAPT SYSTEM INC
filed 2006-01-09
CIK 1066551

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Date:   January 9, 2005                              By:/s/ Wesley F. Whiting
       ------------------                            -------------------------
                                                    Wesley F. Whiting, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 9, 2005            By:/s/Wesley F. Whiting
       --------                ----------------------------------------
                               Wesley F. Whiting, President and Director


Date: January 9, 2005            By:/s/Reginald T. Green
       --------                -----------------------------------------
                                Reginald T. Green, Secretary and Director