Form 10QSB
period 2006-01-31
DYNADAPT SYSTEM INC
filed 2006-03-13
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2006                                             0-29670

                             DYNADAPT SYSTEM, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO               80002
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [__]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  485,500 common shares as of January 31, 2006

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                              Financial Statements
              For the Three and Nine-Months Ended January 31, 2006

                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
-------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Dynadapt System, Inc.
Wheat Ridge, CO

We have reviewed the accompanying balance sheet of Dynadapt System, Inc. (A Development Stage Company) as of January 31, 2006, and the related statements of operations for the three and nine-month periods ended January 31, 2006 and cash flows for the nine-month period ended January 31, 2006 to be included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2006. These financial statements are the responsibility of the Company's management.

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


Jaspers + Hall, PC
Denver, CO
March 1, 2006

/s/Jaspers + Hall, PC



                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                 Balance Sheets





                                                                                     Unaudited                  Audited
                                                                                    January 31,                April 30,
                                                                                       2006                       2005
                                                                                   --------------            ---------------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                                 $ -                        $ -
                                                                                   --------------            ---------------

          Total Current Assets                                                                 -                          -
                                                                                   --------------            ---------------

TOTAL ASSETS                                                                                 $ -                        $ -
                                                                                   ==============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                   $ 16,325                   $ 16,325
     Note Payable - Stockholder                                                            4,550                      4,550
                                                                                   --------------            ---------------

          Total Current Liabilities                                                       20,875                     20,875
                                                                                   --------------            ---------------

Stockholders' Equity
     Common Stock. $0.0001 par value, 100,000,000 shares authorized                           48                         48
     485,500 shares issued and outstanding in 2006 and 2005
     Additional paid-in capital                                                           23,506                     23,506
     Deficit accumulated during the development stage                                    (44,429)                   (44,429)
                                                                                   --------------            ---------------
TOTAL STOCKHOLDERS' EQUITY                                                               (20,875)                   (20,875)
                                                                                   --------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ -                        $ -
                                                                                   ==============            ===============

See Accountants' Review Report



                             DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)
                                                  Three Months ended                Nine Months ended       April 30, 1998
                                                       January 31,                    January 31,             Inception to
                                                 2006            2005            2006           2005        January 31, 2006
                                                 ----            ----            ----           ----        ----------------

REVENUES

   Miscellaneous Revenue                             $ -             $ -             $ -            $ -                $ -
                                                 --------        --------       ---------       ---------         --------
Gross Profit                                           -               -               -              -                  -

EXPENSES
     Consulting                                        -               -               -              -             17,830
     Accounting                                        -               -               -              -             25,935
     Office Expenses                                   -               -               -              -                442
     Bank Charges                                      -               -               -              -                390
Total Operating Expenses                               -               -               -              -             44,597
                                                 --------        --------       ---------       ---------         --------
Net Loss from Operations                               -               -               -              -            (44,597)
                                                 --------        --------       ---------       ---------         --------
Other Income and Expenses
                                                                                                      (20)
     Interest expense                                   -               -               -              -                188
                                                 --------        --------       ---------       ---------         ---------
     Interest income                                  $ -             $ -             $ -            $ -          $ (44,429)
                                                 ========        ========       =========       =========         =========
Per Share Information

Profit (Loss) per common share                     *               *               *              *
                                                 ========        ========       =========       =========
Weighted average number of shares outstanding    485,500         485,500         485,500        485,500
                                                 ========        ========       =========       =========

* Less than $.01

See Accountants' Review Report



                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                                  (Unaudited)
                                Indirect Method




                                                                             Nine Months              April 30, 1998
                                                                          Ended January 31,            Inception to
                                                                     ----------------------------
                                                                        2006            2005          January 31, 2006
                                                                     -----------     ------------     ---------------

Cash Flows from Operating Activities:
     Net Profit (Loss)                                                      $ -              $ -           $ (44,429)
          Stock issued for services                                                                               25
     Adjustments to reconcile net loss to net cash used
       by operating activities
     Increase in Accounts Payable                                             -                -              16,325
                                                                     -----------     ------------     ---------------

Net Cash Provided by Operating Activities                                     -                -             (28,079)

Cash Flows from Financing Activities
     Proceeds from note payable                                                                                4,550
     Proceeds from stock issuance                                             -                -              23,529
                                                                     -----------     ------------     ---------------

Total Cash from (Used by) Financing Activities                                -                -              28,079
                                                                     -----------     ------------     ---------------

Increase (Decrease) in Cash                                                   -                -                   -

Cash and Cash Equivalents - Beginning of Period                               -                -                   -
                                                                     -----------     ------------     ---------------

Cash and Cash Equivalents - End of Period                                     -                -                   -
                                                                     ===========     ============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest expense                                            $ -              $ -                $ 20
                                                                     ===========     ============     ===============
  Cash paid for income taxes                                                $ -              $ -                 $ -
                                                                     ===========     ============     ===============

NON-CASH TRANSACTIONS
  Stock issued for services                                                 $ -              $ -                $ 25
                                                                     ===========     ============     ===============

See Accountants' Review Report



                             DYNADAPT SYSTEM, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                January 31, 2006
                                  (Unaudited)


                                                                                             Deficit
                                                                                             Accumulated
                                                  Common Stocks            Additional       During the           Total
                                                                             Paid-In       Development            Stockholders'
                                             Shares          Amount          Capital          Stage              Equity
                                             ------          ------          -------          -----              ------


Issuance of Stock for Services                 250,000              25               -                 -                 25

Issuance of Stock for Cash                     233,000              23          23,277                 -             23,300

Issuance of Stock for Cash                       2,500               -             229                 -                229

Net Loss for Period                                  -               -               -            (8,016)            (8,016)
                                               -------            ----        --------         ---------          ---------
Balance - April 30, 1999                       485,500              48          23,506            (8,016)            15,538

Net Loss for the Year                                -               -               -           (15,706)           (15,706)
                                               -------            ----        --------         ---------          ---------
Balance - April 30, 2000                       485,500              48          23,506           (23,722)              (168)

Net Loss for the Year                                -               -               -              (120)              (120)
                                               -------            ----        --------         ---------          ---------
Balance - April 30, 2001                       485,500              48          23,506           (23,842)              (288)

Net Loss for the Year                                -               -               -              (898)              (898)
                                               -------            ----        --------         ---------          ---------
Balance - April 30, 2002                       485,500              48          23,506           (24,740)            (1,186)
                                               -------            ----        --------         ---------          ---------
Net Loss for the Year                                -               -               -                 -                  -
                                               -------            ----        --------         ---------          ---------
Balance - April 30, 2003                       485,500              48          23,506           (24,740)            (1,186)
                                               -------            ----        --------         ---------          ---------
Net Loss for the Year                                -               -               -           (19,689)           (19,689)
                                               -------            ----        --------         ---------          ---------
Balance - April 30, 2004                       485,500              48          23,506           (44,429)           (20,875)
                                               -------            ----        --------         ---------          ---------
Net Loss for the Year                                -               -               -                 -                  -
                                               -------            ----        --------         ---------          ---------
Balance - April 30, 2005                       485,500              48          23,506           (44,429)           (20,875)
                                               -------            ----        --------         ---------          ---------
Net Loss for Period                                  -               -               -                 -                  -
                                               -------            ----        --------         ---------          ---------
Balance - January 31, 2006                     485,500            $ 48        $ 23,506         $ (44,429)         $ (20,875)
                                               =======            ====        ========         =========          =========

See Accountants' Review Report

                              DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                January 31, 2006
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Dynadapt System, Inc. (A Development Stage Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2006 and the results of operations for the three and nine-months ended January 31, 2006 and 2005 and the period April 31, 1998 (inception) to January 31, 2006, and cash flows for the nine-months ended January 31, 2006 and 2005 and the period April 30, 1998 (inception) to January 31, 2006. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 31, 2006 COMPARED TO SAME QUARTER IN 2005.

     The Company had no revenues during the quarter ended January 31, 2006 or 2005. The Company incurred no expenses in the quarter in 2006 or in 2005. The net loss for the quarter was none in 2006 and in 2005. The loss per share was none in the quarter in 2006 and in 2005.

Results of Operation for the Nine Month period ended January 31, 2006 compared to same period ended January 31, 2005.
- ------------------------------------------------------------------------------

     The Company had no revenues during the nine month period ended January 31, 2006 nor in the same period ended January 31, 2005. The Company had no expenses in the nine month period ended January 31, 2006 or in the same period in 2005. The net loss for the period ended January 31, 2006 was none and none in the same period ending January 31, 2005. The net loss per share in the period was none in 2006 and 2005. The trend of operating losses will continue until a profitable business operation can be achieved for which there is no assurance.


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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of January 31, 2006 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Date: March 10, 2006



                                     Dynadapt System, Inc.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President