Form 10KSB
period 2006-04-30
DYNADAPT SYSTEM INC
filed 2006-08-15
CIK 1066551

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: April 30, 2006



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


Suite 210 E., 10200 W. 44th Ave., Wheat Ridge, CO 80033
---------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (303) 940-2090
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

Indicate b check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). __ Yes X No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __ Yes X No

As of August 10, 2006 435,000 shares of the Company's Common Stock, were held by non-affiliates, of a market value of $274,050 based upon the bid price of $.63 per share on August 10, 2006.

As of August 10 2006, there were 9,518,833 common shares issuer issued and outstanding.

                                TABLE OF CONTENTS


PART I

        Item 1.   Description of Business                                      3
        Item 2.   Description of Property                                     29
        Item 3.   Legal Proceedings                                           29
        Item 4.   Submission of Matters to a Vote of Security Holders         29

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                  Matters                                                     30
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation                                                   31
        Item 7.   Financial Statements                                        33
        Item 8.   Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                         33
        Item 8a.  Controls and Procedures                                     34
        Item 8b.  Other Information                                           34

PART III

        Item 9.   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act  34
        Item 10.  Executive Compensation                                      37
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                  38
        Item 12.  Certain Relationships and Related Transactions              39
        Item 13.  Exhibits and Reports on Form 8-K                            39
        Item 14.  Principal Accountant Fees and Services                      39

SIGNATURES                                                                    40

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

         The company business plan originally was to develop a website design which would respond to an Internet user's computer speed and link the user to a tier of the website which best matched the user's terminal capabilities. The concept would theoretically have allowed more sophisticated website tiers to be accessed by higher capacity computer terminals. After expending funds for consulting fees to analyze the concept with Internet service providers and computer science technicians, the company concluded that while elements of the concept might be achievable on a limited basis, the main concept could not be achieved at this point due to the large number of variables in the Internet system. The company then decided to modify its business plan to look for acquisitions in the information technology area. Due to the dot.com bust this effort was unsuccessful.

The Company has adopted a new business plan in the energy industry with the acquisition of Sun River Energy, Inc. as a wholly owned subsidiary.

General

     Dynadapt Systems, Inc. ("the Company") has changed its business plan to focus on development as an independent energy company engaged in the, exploration of North American unconventional natural gas properties and conventional oil and gas exploration. The Company has acquired Sun River Energy, Inc. as a wholly owned subsidiary which holds 150,000 acres of fee oil and gas mineral rights and 7,200 gross acres of leases upon which the company hopes to explore for oil and gas. Our intended operations are principally energy prospects in the Rocky Mountain region including a coal bed methane prospect located in the Raton Basin in Northern New Mexico. and the Company is seeking other opportunities. The Company is also evaluating the additional prospects it has obtained in Johnson and Natrona Counties Wyoming.

     The Company maintains its principal executive offices at #210 E, 10200 W. 44th Ave., Wheat Ridge, CO 80033, telephone (303) 940-2090.

     The authorized capitalization of the Company is 100,000,000 shares of no par value common stock, of which 9,518,833 shares were issued and outstanding at April 30, 2006.

     This report on Form 8-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding, among other items,
(1) the Company's business plans, (2) anticipated trends in the Company's business and its future results of operations, (3) market conditions in the oil and gas industry, (4) the ability of the Company to make and integrate acquisitions, (5) the impact of governmentalregulation, (6) financial market conditions.

     These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from those implied by these forward-looking statements as a result of, among other things, (1) a decline in oil and natural gas production, (2) a decline in oil and natural gas prices, (3) incorrect estimations of required capital expenditures, (4) increases in the cost of drilling, (5) completion and gas collection, (6) an increase in the cost of production and operations, (7) an inability to meet schedules (8) changes in general economic conditions or failure to ever achieve any economic production. These and other risks are discussed under the heading "--Certain Risks." In light of these and other risks and uncertainties of which the Company may be unaware or which the Company currently deems immaterial, there can be no assurance that actual results will be as projected in the forward-looking statements.

Business Activities and Recent Developments

Raton Basin

     The Company's current operations will initially be focused on exploring a coal bed methane prospect located in the Raton Basin in Northern New Mexico, and assessing its other mineral acreage in Colfax County, New Mexico.

     The Company has assignments of interest in 4, 730 acres of oil and gas leases in the Raton Basin. The Company has approximately 10,380,000 gross acres of coal bed methane prospects in the Basin of which 5,640 acres are fee (90% interest) and 4,730 acres of which are a lease assignment. As of this date, the Company had no proved reserves or producing wells. The Company's drilling program is planned to enable the Company to build an inventory of additional drilling locations. The Company has identified at least 10 additional drilling locations on its Raton Basin prospect The Company will operate all of its prospects in the Raton Basin and holds working interests of 100% on a 80% NRI for its prospects.

The Company intends to begin assessment and evaluation work on its Johnson and Natrona County Wyoming prospects in summer of 2006 or early 2007.

Customers and Markets

Gas Marketing and Transportation

     The Company intends sell any produced gas on an index basis to credit worthy companies including utilities, other end users and maybe energy marketing companies. Natural gas production from the Raton Basin maybe sold into the Mid-Continent through Colorado Interstate Gas Company.

        In the United States, oil and natural gas liquids are sold under contracts extending up to a year based upon monthly refiner price postings, which generally approximate the price of West Texas Intermediate for crude oil and Applicable Conway, Kansas posting for natural gas liquids, adjusted to reflect transportation costs and quality. In Canada, oil and natural gas liquids are sold under short-term contracts at refiner posted prices for Alberta and Saskatchewan, adjusted to reflect transportation costs and quality. The Company's oil and natural gas liquids are sold at spot market prices or under short-term contracts.

        The Company has no transportation commitments.


Major Customers

        The Company has no customers that represent in excess of 10% of the Company's total sales, since there have been no sales. The Company does not believe that a loss of any or all of these customers would have a material adverse effect on its business.

Competition

        The Company competes in virtually all facets of its business with numerous other companies, including many that have significantly greater resources. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines and the effect of federal, state, provincial and local regulation on such production.

Government Regulation of the Oil and Gas Industry

General

        The Company's business is affected by numerous laws and regulations, including, among others, laws and regulations relating to energy, environment, conservation and tax. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

        The Company believes that its operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry.

        The  following   discussion  contains  summaries  of  certain  laws  and
regulations and is qualified in its entirety by the foregoing.

Federal Regulation of the Sale and Transportation of Oil and Gas

        Various aspects of the Company's oil and natural gas operations are regulated by agencies of the federal government. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. While "first sales" by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989,

Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

        Commencing in April 1992, the FERC issued Orders Nos. 636, 636-A, 636-B, 636-C and 636-D ("Order No. 636"), which require interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate the Company's production activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities.

        The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC is conducting a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to "fine tune" the open access regulations implemented by Order No. 636 and to accommodate subsequent changes in the market. Key provisions of Order No. 637 include: (1) permitting value-oriented peak/off peak rates to better allocate revenue responsibility between short-term and long-term markets; (2) permitting term-differentiated rates, in order to better allocate risks between shippers and the pipeline; (3) revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties; (4) retaining the right of first refusal ("ROFR") and the five-year matching cap for long-term shippers at maximum rates, but significantly narrowing the ROFR for customers that the FERC does not deem to be captive; and (5) adopting new website reporting requirements that include daily transactional data on all firm and interruptible contracts and daily reporting of scheduled quantities at points or segments. Most major aspects of Order No. 637 were upheld on judicial review, though certain issues, such as capacity segmentation and rights of first refusal, were remanded to the FERC, which issued a remand order in October of 2002. In January of 2004, the FERC denied rehearing of its October 2002 remand order. The Company cannot predict whether judicial review will be sought of the FERC's remand order and, if so, whether and to what extent FERC's market reforms will survive such review and, if they do, whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

        Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The Company does not believe that these rules affect the Company any differently than other oil producers and marketers with which it competes.

        The FERC has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided thereon, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services.

Other state  regulation  of  gathering  facilities  generally  includes  various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. The Company's gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although the Company does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the FERC's approval of transfers of previously regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that may be available to interested producers or shippers in the future.

        The Company owns certain natural gas pipeline facilities that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC's jurisdiction. Whether on state or federal land, natural gas gathering may receive greater regulatory scrutiny in the post-Order No. 636 environment.

     The Company may conduct certain operations on federal oil and gas leases, which are administered by the Minerals Management Service ("MMS"). Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Among other restrictions, the MMS has regulations restricting the flaring or venting of natural gas, and the MMS has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition, cash flows and operations. The MMS issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases. On August 20, 2003, the MMS issued a proposed rule that would change certain components of its valuation procedures for the calculation of royalties owed for crude oil sales. The proposed changes included changing the valuation basis for transactions not at arm's-length from spot to NYMEX prices adjusted for locality and quality differentials, and clarifying the treatment of transactions under a joint operating agreement. Final comments on the proposed rule were due on November 10, 2003. The Company has no way of knowing whether the MMS will implement the proposed changes in a final rule or what effect such changes, if implemented, will have on the Company's results of operations, However, the Company does not believe that this proposed rule would affect it any differently than other producers and marketers of crude oil. We have no federal leases as of date hereof.

        Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC, the MMS, state commissions and the courts. The Company cannot predict when or whether any such proposals and proceedings may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, the Company does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries. No material portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

     The BLM controls isolated parcels of federally owned surface and/or minerals in the areas of interests. Drilling and development of federal minerals and construction activities on federal surface are subject to the National Environmental Policy Act ("NEPA"). BLM has not completed an environmental assessment under NEPA. To date, no wells have been drilled on BLM minerals in the Raton Basin. In the Raton Basin, the BLM must complete an environmental assessment, and any future wells would need to be approved based on the results of the environmental assessment. Development of adjacent fee lands and minerals within the Raton Basin may proceed unhindered and access to fee lands is not expected to hinder by the presence of isolated parcels of federal surface. Future activities within the Piceance and Uintah Basins will be subject to NEPA. The scope and effect are not known at the present time. We do not have any BLM leases as of this date.

State Regulations

        The Company's operations are also subject to regulation at the state level and, in some cases, county, municipal and local governmental levels. Such regulation includes (1) requiring permits for the drilling of wells, (2) maintaining bonding requirements in order to drill or operate wells and (3) regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used and produced in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include (1) proration units, (2) the density of wells that may be drilled, and (3) the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, which generally limit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but (except as noted above) does not generally entail rate regulation. These regulatory burdens may affect profitability, and the Company is unable to predict the future cost or impact of complying with such regulations.

Environmental Matters

     The Company is subject to extensive federal, state, and local environmental laws and regulations that, among other things, regulate the discharge or disposal of substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and/or criminal penalties and, in some cases, injunctive relief for failure to comply. Some laws and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. Such laws and regulations render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws and regulations may require the rate of oil and natural gas production to be below the economically optimal rate or may even restrict or prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action such as closure of inactive pits and plugging of abandoned wells to prevent pollution from former or suspended operations. Moreover, from time to time, legislation or other initiatives are proposed to Congress or to state and local governments that would place more onerous conditions on the treatment, storage, disposal or clean-up of certain oil and gas exploration and production wastes. If such legislation or other initiatives were to be enacted or adopted, it could have an adverse impact on the operating costs of the Company, as well as the oil and gas industry in general. The regulatory burden on the oil and natural gas industry increases the Company's cost and risk of doing business and consequently affects its profitability.

        Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon the Company's capital expenditures, earnings or competitive position. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on it. Nevertheless, changes in environmental laws and regulations have the potential to adversely affect the Company's operations. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners  and other  third  parties  to file  claims  for  personal  injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances."

     The Company may own or lease, numerous properties that have long been used for oil and gas exploration and production. Although the predecessor owners utilized operating and disposal practices that were standard for the industry at the time, hazardous substances in the past may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such substances have been taken or placed for disposal. In addition, many of these properties have from time to time been operated by third parties whose management of substances was not under the Company's control. These properties and the substances disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act, as amended, and analogous state laws and regulations. Under such laws and regulations, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators), or to perform remedial plugging or pit closure operations to prevent future contamination. The Company has no knowledge of any environmental hazards as of date hereof.

     In connection with the Company's coal bed methane gas exploration the Company from time to time may conduct production enhancement techniques, including various activities designed to induce hydraulic fracturing of the coal bed. While the Company may perform its production enhancement techniques in substantial compliance with the requirements set forth by the State laws, neither State nor the federal Environmental Protection Agency ("EPA") regulates this coal bed formation hydraulic fracturing as a form of underground injection. It is possible that hydraulic fracturing of coal beds for methane gas production will become regulated within the United States as a form of underground injection, resulting in the imposition of stricter performance standards (which, if not met, could result in diminished opportunities for methane gas production enhancement) and increased administrative and operating costs for the Company.

     Management cannot predict whether potential future regulation of hydraulic fracturing as a form of underground injection would have an adverse material effect on the Company's operations or financial position. However, such regulation is not expected to be any more burdensome to the Company than it would be to other similarly situated companies involved in coal bed methane gas production or tight gas sands production within the United States.

     In the Company's coal bed methane gas exploration the Company typically may bring naturally occurring groundwater to the surface as a by-product of the production of methane gas. This "produced water" is either re-injected into the subsurface or stored or disposed of in evaporation ponds or permitted natural collection features located on the surface at or near the well-site in compliance with federal and state statutes and regulations. In some cases, the produced water is used for stock watering, agricultural or dust suppression purposes, also in substantial compliance with federal, state and local laws and regulations. Under the Federal Water Pollution Control Act (also referred to as the "Clean Water Act") and various other state requirements and regulations, the EPA and the State of Colorado's Department of Public Health and the Environment assert administrative and regulatory enforcement authority over the discharge of produced water. Where the Company can meet federal and state regulatory requirements and applicable water quality standards, disposal of produced water by discharge to surface water is an option.

     The Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal National Pollutant Discharge Elimination System permits applicable to the oil and gas industry generally prohibit the discharge of produced water, sand and some other substances into coastal waters. The cost to comply with zero discharges mandated under federal and state law is not expected to have a material adverse impact on the Company's financial condition and results of operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

     The Company's operations may involve the use of gas-fired compressors to transport collected gas; these compressors are subject to federal and state regulations for the control of air emissions. The Company will obtain construction permits for compression it enjoys production from any coal bed methane. However, in the future, additional facilities could become subject to additional monitoring and pollution control requirements as compressor facilities are expanded.

        The Oil Pollution Act of 1990 ("OPA") imposes regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from spills in waters of the United States. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns strict, joint and several liability to each responsible party for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation, or if the party fails to report a spill or to cooperate fully in the cleanup. Even if applicable, the liability limits for onshore facilities require the responsible party to pay all removal costs, plus up to $350 million in other damages. Few defenses exist to the liability imposed by OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to administrative, civil or criminal enforcement.

     At this time, the Company is not required and otherwise has no plans to make any material capital expenditures to install pollution control devices at any facilities.

Title to Properties

        As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time the Company acquires leases of properties believed to be suitable for drilling operations. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, the Company prepares a division order title report indicating the proper parties and percentages for payment of production proceeds, including royalties. The Company believes that the titles to its leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

Employees

        At April 30, 2006, the Company no employees.

Certain Risks

         Oil and gas prices are volatile, and an extended decline in prices would hurt the Company's profitability and financial condition.

        The Company's management expects the markets for oil and gas to continue to be volatile. Any substantial or extended decline in the price of oil or gas would negatively affect the Company's financial condition and results of operations. Company revenues, operating results, profitability, future rate of growth and the carrying value of oil and gas properties depend heavily on prevailing market prices for oil and gas. A material decline could reduce the Company's cash flow and borrowing capacity, as well as the value and the amount of its oil and gas reserves. Various factors beyond the Company's control can affect prices of oil and gas. These factors include:

         o
         worldwide and domestic supplies of oil and gas;

         o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

         o
         political instability or armed conflict in oil or gas producing regions;

         o
         the price and level of foreign imports;

         o
         worldwide economic conditions;

         o
         marketability of production;

         o
         the level of consumer demand;

         o
         the price, availability and acceptance of alternative fuels;

         o
         the availability of pipeline capacity;

         o
         weather conditions; and

         o
         actions of federal, state, and local authorities.

        These external factors and the volatile nature of the energy markets make it difficult to estimate future commodity prices.

        In addition, the Company may be required to write down or impair the carrying value of the Company's oil and gas properties when oil and gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to earnings and book value. Once incurred, a write-down of oil and gas properties is not reversible at a later date. The Company reviews, on a quarterly basis, the carrying value of its oil and gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for estimated asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter, after giving effect to the Company's cash flow hedge positions, and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time.

     The Company's intended operations will require large amounts of capital that may not be recovered.

     If the Company's future revenues were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if it could not obtain capital through its credit facilities or otherwise, the Company's ability to execute its development plans, replace its reserves or maintain its production levels could be greatly limited. The company's current development plans will require it to make large capital expenditures for the exploration and development of its oil and natural gas properties.

     Historically, the Company has funded its capital expenditures through a combination of funds generated the issuance of equity, and short-term financing arrangements. Additional financing may not be available to the Company on acceptable terms. Future cash flows and the availability of financing will be subject to a number of variables, such as:

         o
         the success of the Company's prospects in the Raton, and Powder River Basins;

         o
         the Company's success in locating and producing  reserves;

         o
         the prices of oil and natural gas.

        Issuing   equity   securities   to  satisfy  the   Company's   financing
requirements could cause substantial dilution to existing stockholders. In addition, debt financing could lead to a diversion of cash flow to satisfy debt servicing obligations and restrictions on the Company's operations.

         The Company's exploratory and development drilling activities may not be successful.

     The Company's future drilling activities may not be successful, and the Company's management cannot be sure that the Company's overall drilling success rate or the Company's drilling success rate for activity within a particular area will not decline. In addition, the wells that the Company drills may not recover all or any portion of the Company's capital investment in the wells, infrastructure or the underlying leaseholds. The Company is currently in the early stages of various exploration projects in the Rocky Mountain area of the United States and the Company can offer no assurance that the development of these projects will occur as scheduled or that actual results will be in line with the Company's initial estimates. Unsuccessful drilling activities could negatively affect the Company's results of operations and financial condition. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including: o unexpected drilling conditions;

         o
         pressure or irregularities in formations;

         o
         equipment failures or accidents;

         o
         ability to hire and train personnel for drilling and completion services;

         o
         adverse weather conditions;

         o
         compliance with governmental requirements; and

         o
         shortages or delays in the availability of drilling rigs and the delivery of equipment.

        In addition, the Company may not be able to obtain any options or lease rights in potential drilling locations that it identifies. There is no guarantee that the potential drilling locations that the Company has identified will ever produce oil or natural gas.

         The Company's acquisition activities may not be successful.

        As part of the Company's growth strategy, the Company may make additional acquisitions of businesses and properties. However, suitable acquisition candidates may not be available on terms and conditions it finds acceptable, and acquisitions pose substantial risks to the Company's business, financial condition and results of operations. In pursuing acquisitions, the Company competes with other companies, many of which have greater financial and other resources to acquire attractive companies and properties. Even if future acquisitions are completed, the following are some of the risks associated with acquisitions:
         o
         the acquired businesses or properties may not produce revenues, earnings or cash flow at anticipated levels;

         o
         the Company may assume liabilities that were not disclosed or that exceed the Company's estimates;

         o
         the Company may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

         o
         acquisitions could disrupt the Company's ongoing business, distract management, divert resources and make it difficult to maintain the Company's current business standards, controls and procedures;

         o
         the Company may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of the Company's stockholders; and

         o
         the Company may incur additional debt related to future acquisitions.

         The Company may be affected by the gas prices in the Rocky Mountain region.

         The Company faces strong competition in the oil and gas industry, and many of its competitors have greater resources than the Company.

        The Company operates in a highly competitive industry. The Company competes with major oil companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to operate properties. Many of the Company's competitors have financial and technological resources vastly exceeding those available to Company Many oil and gas properties are sold in a competitive bidding process in which the Company may lack the technological information or expertise available to other bidders. The Company can offer no assurance that it will be successful in acquiring and developing profitable properties in the face of this competition.

         The Company's operations are subject to the business and financial risk of oil and gas exploration.

        The business of exploring for and, to a lesser extent, developing oil and gas properties is an activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on various assumptions and subjective judgments that are speculative. It is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomic or marginally economic.

         The Company's business is subject to operating hazards that could result in substantial losses.

     The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause the Company a substantial loss. In addition, the Company may be held liable for environmental damage caused by previous owners of property it owns or leases. As a result, the Company may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause the Company to incur losses. An event that is not fully covered by insurance--for example, losses resulting from pollution and environmental risks, which are not fully insurable--could have a material adverse effect on the Company's financial condition and results of operations.

The Company may face unanticipated water disposal costs.

        Where  groundwater  produced from   coal bed methane projects
fails to meet the quality requirements of applicable regulatory agencies or methane wells produce water in excess of the applicable volumetric permit limit, the Company may have to drill additional disposal wells to re-inject the produced water back into deep underground rock formations. The costs to dispose of this produced water may increase if any of the following occur:
         o
         The Company cannot obtain future permits from applicable regulatory agencies;

         o
         water of lesser quality is produced;

         o
         Methane wells produce excess water; or

         o
         new laws or regulations require water to be disposed of in a different manner.

         The Company has limited protection for its technology and depends on technology owned by others.

     The Company intends to use operating practices that management believes are of value in developing coal bed methane resources. In most cases, patent or other intellectual property protection is unavailable for this technology. The Company's use of independent contractors in most aspects of its drilling and some completion operations makes the protection of such technology more difficult. Moreover, the Company relies on the technological expertise of the independent contractors that it retains for its oil and gas operations. The Company has no long-term agreements with these contractors, and management cannot be sure that the Company will continue to have access to this expertise.

     The Company must comply with complex federal, state, and local laws and regulations.

     Federal, state, and local authorities extensively regulate the oil and gas industry. Noncompliance with these statutes and regulations may lead to substantial penalties, and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability.
Regulations affect various aspects of oil and gas drilling and production activities, including the pricing and marketing of oil and gas production, the drilling of wells (through permit and bonding requirements), the positioning of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment and restoration. These laws and regulations are under constant review for amendment or expansion.

         The Company may incur substantial costs to comply with stringent environmental regulations.

     The Company's operations are subject to stringent and constantly changing environmental laws and regulations adopted by federal, state, and local governmental authorities. The Company could be forced to expend significant resources to comply with new laws or regulations, or changes to current requirements. Governmental environmental agencies have relatively little experience with the regulation of coal bed methane operations, which are technologically different from conventional oil and gas operations. This inexperience has created uncertainty regarding how these agencies will interpret air, water and waste laws and regulations and other requirements to coal bed methane drilling, fracture stimulation methods, production and water disposal operations. The Company will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between governmental environmental agencies. The Company could face significant liabilities to the government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and the Company could have to spend substantial amounts on investigations, litigation and remediation. Moreover, failure by the Company to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of injunctions that restrict or prohibit the performance of operations. See "--Government Regulation of the Oil and Gas Industry--Environmental Matters."

     The Company's business will depend on transportation facilities owned by others.

     The marketability of the Company's gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties, and changes in the Company's contracts with these third parties could materially affect the Company's operations. The Company, through its subsidiaries, has entered into a series of firm transportation service agreements with pipeline companies providing for the transportation of the Company's natural gas production from the Raton Basin to the Mid-Continent markets. See "--Customers and Markets--Gas Marketing and Transportation."

     In addition, federal, state, and local regulation of gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, and general economic conditions could adversely affect the Company's ability to transport its natural gas.

         Market conditions could cause the Company to incur losses on its transportation contracts.

Other Risk Factors

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

2. Need For Additional Financing. For its business plan to exploit oil, gas, and coal bed methane opportunities the Company must seek additional financing, which may or may not be available. The Company is investigating the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If not available, the Company's operations will be limited to those that can be financed with its available capital.

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

6. Dependence upon Management; Limited Participation of Management. The Company currently has only three individuals who are serving as its officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business decisions by the Company, they should critically assess the information concerning the Company's officers and directors.

7. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

8. Indemnification of Officers and Directors. Colorado Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

9. Director's Liability Limited. Colorado Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

10. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company's President without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

11. Leveraged Transactions. Acquisitions of a assets by the Company maybe leveraged, i.e., the Company may finance the acquisition of the assets by borrowing against the assets of the business, or against the projected future revenues or profits of the assets. If done, this could increase the Company's exposure to larger losses. Assets acquired through a leveraged transaction are profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any assets acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

12. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

13. Volatility of Stock Price. There is no significant recent history relating to the market price of the Company's stock, but what exists indicates the market price is highly volatile and it is very thinly traded. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

14. The Company depends on key personnel and does not have employment agreements with its executive officers.

     The Company's success depends on the continued services of its executive officers and a limited number of other senior management and technical personnel, and the Company does not have employment agreements with these employees. Loss of the services of any of these people could result in financial losses and interruptions in operations.

15. The Company does not pay dividends.

        The Company has never declared nor paid any cash dividends on its common stock and management has no intention to do so in the near future.

AREAS OF BUSINESS FOCUS FOR THE COMPANY
---------------------------------------

Raton Basin Area of Interest

     The Raton Basin covers an area that is approximately 80 miles long, north to south, and about 50 miles wide, east to west, encompassing southeastern Colorado and northeastern New Mexico. The Raton Basin contains two coal-bearing formations, the Vermejo formation coals located at depths of between 450 and 4,000 feet and the shallower Raton formation coals, located at the surface to approximately 3,000 feet in depth. Production from the Vermejo coals represents approximately 79% of the total production from the Raton Basin and approximately 78% of the total proved reserves in the Raton Basin. To date, the majority of methane production has been from the Vermejo formation coals in Colorado; however, the Company believes it can successfully develop Raton formation coal seams and interbedded sandstones as well.

Development History

        Exploration for coal bed methane in the Raton Basin began in the late 1970s and continued through the late 1980s, with several companies drilling and testing more than 100 wells during this period. The absence of a pipeline to transport gas from the Raton Basin prevented full-scale development until January 1995, when Colorado Interstate Gas Company completed the construction of the Picketwire Lateral.

     The Company has working interests of between 80% and 100% in the known coal bed of the Raton Basin Areas comprising approximately 6,000 gross acres.

Raton Basin Geology

     The Company seeks to explore for and produce coal bed methane from the high quality bituminous coal resource of the Raton Basin. The basin is a large asymmetric sedimentary trough that developed along the western margin of an ancient Rocky Mountain seaway during the Cretaceous and Tertiary period between 65 to 45 million years ago. Today, the geologic history of what was once a lush tropical coastline and alluvial plain cut by meandering rivers, which subsequently underwent deep burial, tectonism, igneous intrusion, and uplift, is recorded in the rocks of the region; the continued exploration of the basin by geologists is increasing the understanding of the coal bed methane resource base and identifying new hydrocarbon systems and additional unconventional reservoir types.

     The Company's prospect acreage sits in the southernly half of the basin and contains some of the thickest documented net coal packages in the region. The coal-bearing strata are located primarily in two major groups, the Vermejo and Raton formations, and represent coal development in two slightly contrasting environments. The Vermejo coals represent peat accumulation on an expansive flat-lying flood-plain which was partially protected from erosion by sandy coastal barriers of the underlying Trinidad Sandstone, while the Raton coals represent peat development on a broad, open, humid alluvial fan. Collectively, both formations reflect the development of substantial peat swamps and thick boggy mires, which covered most of the region during Cretaceous and Tertiary times. Subsequent burial under high pressures and temperatures has caused the original peat accumulation to convert into coal, which has high rank and consequentially high gas storage capacity. During burial, small fractured surfaces (cleats) developed throughout the coal, which, coupled with the tectonic forces acting on the region during the building of the Rocky Mountains, has provided significant permeability within the coals, allowing for the extraction of coal bed methane gas and associated water.

     The Company hopes to produce methane from wells that are generally completed in the laterally continuous Vermejo coal. Individual Vermejo coal seams can be readily traced over several miles, commonly from well to well. Total net Vermejo coal thickness can locally approach up to 100 feet in many individual seams, which may vary in thickness from one to 10 feet.

     The shallower Raton formation coals are generally less continuous from well to well, but increasingly represent a very significant resource throughout the basin. Total net Raton coal thickness locally approaches 90 feet in many individual seams, which may vary in thickness from one to 10 feet. Occasionally interbedded with the Raton coals are large sandstone channel complexes, which are increasingly identified as additional potential tight-gas and unconventional sand reservoirs.

Coal Bed Methane Versus Traditional Natural Gas

        Methane is the primary commercial component of the natural gas stream produced from traditional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from traditional wells also contains, in varying amounts, other hydrocarbons. However, the natural gas produced from coal beds generally contains only methane and, after simple dehydration, becomes pipeline-quality gas.

        Coal bed methane production is similar to traditional natural gas production in terms of the physical producing facilities and the product produced. However, the subsurface mechanisms that allow the gas to move to the wellbore and the producing characteristics of coal bed methane wells differ greatly from traditional natural gas production. Unlike conventional gas wells, which require a porous and permeable reservoir, hydrocarbon migration and a natural structural and/or stratigraphic trap, coal bed methane gas is trapped in the molecular structure of the coal itself until released by pressure changes resulting from the removal of in situ water or natural gas in the micropore system.

        Methane is created as part of the coalification process, though coals vary in their methane content per ton. In addition to residing in open spaces in the coal structure, methane is absorbed onto the inner coal surfaces. When the coal is hydraulically fracture stimulated and exposed to lower pressures through the de-watering process, the gas is released from (desorbs from) the coal. Whether a coal bed will produce commercial quantities of methane gas depends on the coal quality, its original content of gas per ton of coal, the thickness of the coal beds, the reservoir pressure, the rate at which gas is released from the coal (diffusivity) and the existence of natural fractures and cleating
(permeability) through which the released gas can flow to the wellbore. Frequently, coal beds are partly or completely saturated with water. As the water is produced, internal pressures on the coal are decreased, allowing the gas to desorb from the coal and flow to the wellbore. Unlike traditional gas wells, new coal bed methane wells often produce water for several months and then, as the water production decreases, natural gas production increases as the coal seams de-water.

        In order to establish commercial gas production rates, a permanent conduit between the individual coal seams and the wellbore must be created. This is accomplished by hydraulically creating, and propping open with special quality sand, artificial fractures within the coal seams (known as "fracing" in the industry) so the pathway for water and gas migration to the wellbore is enhanced. These fractures are filled (propped) with uniform sized sand and become the enhanced conduits for water and methane to reach the well. The rate at which the gas is released from the coal and the ability of gas to move through the coal to the wellbore are the key determinants of the rate at which a well will produce.

Deep Fractured Shales, Raton Conglomerate and Sandstone Reservoirs

     There are possible additional unconventional reservoir systems throughout the Raton Basin. The Company intends to study gas-charged sandstones and conglomerates interbedded within the currently producing Vermejo and Raton formation coals and deeper gas-bearing shales, which underlie the entire region.

        The conglomerate and sandstones sought, reflect stacked large scale meandering river channel complexes and regional sandy braided alluvial fans that at one time crosscut the Cretaceous-Tertiary peat swamps. During burial, excess gas generated during the coalification process locally became trapped within the pore spaces of these sandstones and now form "Tight-Gas Sand" reservoirs. The increasing recognition of the orientation in the subsurface of such ancient drainage system is allowing the strategic sighting of wells in specific sand prone areas, which may ultimately increase the region's total resource base.

     The Raton Basin shales, termed the Niobrara and Pierre Shale formations, are approximately 1,000 to 3,000-feet thick and underlie the currently producing intervals. The shales collectively reflect deposits of blanket-like organic rich mudstones, which accumulated in quiet water condition on the sea floor. Deeper exploratory test wells (2,000 to 6,000 feet) may identify areas of enhanced fracture permeability and could open a significant "Shale Gas" resource.

Coal Bed Methane Technology

        Thin multi-layer coal bed methane and unconventional tight-gas reservoirs create a multitude of challenges for drilling, reservoir and production engineers, including the challenge of minimizing formation damage and then isolating and completing individual zones in order to maximize recovery of the resource in place.

        Damage to the Raton Basin coals from conventional drilling mud systems invading the cleat fracture surfaces and reducing their permeability has been mitigated by utilizing specialized air-drilling techniques using percussion air-hammers.

     All coals in the Raton Basin require hydraulic fracture stimulation to attain economic production rates. New techniques uses high quality nitrogen foamed fluids as the fracturing media and combined with coiled tubing fracturing units to selectively place proppant in individual seams. The Company believes that this fracturing technique will assist developing some of the region's resources.

Water Production and Disposal

     Based on industry practice, management believes that the groundwater produced from the Raton Basin coal seams will not exceed permit levels and will be suitable for discharge into arroyos, surface water, well-site pits or evaporation ponds pursuant to permits obtained from the State laws. Recent gas analyses confirm that the gas stream is 99% pure methane and lacks other hydrocarbon sources of contamination. In some cases the water is of such quality that it can be discharged to arroyos and surface water under general water discharge permits. These permits may give the Company the flexibility to add water discharge points on an as-needed basis. The Company contract with an independent water sampling company that collects the water samples and monitors all the Company's water management program. These monitoring costs are directly related to the number of well-site pits, evaporation ponds and discharge points. Because water originates in a natural groundwater system, there is some uncertainty whether water currently being discharged to streams and arroyos will continue to meet permit standards for total iron and suspended solids. Water not meeting these discharge standards can be disposed of in well-site pits and evaporation ponds. When water of lesser quality is discovered or Company wells produce water in excess of the applicable permit limits, the Company may have to drill additional disposal wells to re-inject the produced water into deeper sandstone horizons. Such drilling and disposal would require the Company to obtain permits, similar to those obtained in the past.

Raton Basin Production Characteristics

     Because of the importance of removing water from the coal seams to enhance gas production, the Company expects that production from meagre wells may increase because of the beneficial ambient effect of pressure reduction in adjacent, more productive wells. Each well creates its own "cone of depression" around the wellbore. The Company believes that Raton Basin wells on adjacent 160-acre sites will create overlapping cones of depression, enhancing gas production in each well within this pattern. In some cases this pattern of interference can be enhanced by drilling a fifth and sixth well in the 640-acre section.

        Raton Basin gas contains insignificant amounts of contaminants, such as hydrogen sulfide, carbon dioxide or nitrogen, that are sometimes present in conventional natural gas production. Therefore, the properties of Raton Basin gas, such as heat content per unit volume (British Thermal units, or "Btu"), are close to the average properties of pipeline gas from conventional gas wells.

     The Company has no proven oil or gas or coalbed methane reserves, nor any production. The Company intends to explore its Wyoming Acreage for conventional Oil & Gas.


                        Historical Oil or Gas Production
                        --------------------------------




                                                2006                2005                2004
                                                ----                ----                ----

                                       Natural       Oil      Natural   Oil        Natural   Oil
                                         Gas        (Mbbl)      Gas    (Mbbl)        Gas    (Mbbl)
                                       (MMcf)                 (MMcf)               (MMcf)

Raton Basin                            0             0          0         0          0        0
Wyoming                                0             0          0         0          0        0
Wyoming                                0             0          0         0          0        0
New Mexico                             0             0          0         0          0        0

Total                                  0             0          0         0          0        0





Productive Wells

        The following table sets forth the number of gross and net producing wells the Company had as of April 30, 2006: None

Acreage


Drilling Activities

        The Company's drilling activities for the periods indicated are set forth below:
                                         Year Ended April 30,  2006

                               2006                                2005

                     Gross              Net               Gross              Net

Domestic
 Exploratory
 Wells
  Productive
  Water              0                 0                   0                   0
  Disposal
  Dry                0                 0                   0                   0

 Total               0                 0                   0                   0

 Development
 Wells
  Productive         0                 0                   0                   0
  Water              0                 0                   0                   0
  Dry                0                 0                   0                   0

 Total               0                 0                   0                   0


Administrative Offices

     The Company current business address is 10200 W. 44th Avenue, Suite 210 E, Wheat Ridge, Colorado 80033. The Company's telephone number is (303) 940-2090.

Employees

    The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and anticipates a need to engage at least 3 full-time employees as it expands its oil and gas operations.
Risk Factors

Office and Operations Facilities

     The Company leases its corporate offices in Wheat Ridge, Colorado. The lease covers approximately 400 square feet and is month to month.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS
         (a) Real Estate.                   None.

         (b) Title to properties.           The Company owns fee title to the
minerals on 150,000 acres in Colfax County New Mexico subject to a 10% royalty interest and subject to a driling commintment to drill 4 exploratory wells by April, 2007.

         (c) Oil and Gas Leases and Interests

         (d) Patents.                       None.

 At April 30, 2006, the Company held undeveloped acreage as set forth below:

                    Developed Acres                     Undeveloped Acres                      Total Acres

Location

                Gross              Net               Gross              Net              Gross              Net

Raton           0                   0                  152,235           136,788            152,2350           136,788
Basin
Wyoming         0                   0                    2,560             2,137              2,560             2,137
Wyoming         0                   0                      640               512                640               512

Total           0                   0                  157,200           141,249            157,200           141,249




ITEM 2. DESCRIPTION OF PROPERTY

The Company has no property. The Company currently maintains a mailing address at Suite 210 E, 10200 W. 44th Ave., Wheat Ridge, CO 80033. The Company pays no rent for offices.

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock are approved for trading under the symbol "DYDP" as of February 2006, on the Over-the-Counter Bulletin Board

Fiscal Year 2005                 High               Low

1st Quarter                      No Quote           No Quote
2nd Quarter                      "                  "
3rd Quarter                      "                  "
4th Quarter                      .10                0

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     At April 30, 2006,  there were 50 holders of record of the Company's stock,

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


ITEM  6.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  OPERATIONS  OR  PLAN  OF
OPERATIONS.

CHANGES IN FINANCIAL CONDITIONS

     Dynadapt Systems, Inc. ("the Company") has changed its business plan to focus on development as an independent energy company engaged in the, exploration of North American unconventional natural gas properties and conventional oil and gas exploration. The Company has acquired Sun River Energy, Inc. as a wholly owned subsidiary which holds 150,000 acres of fee oil and gas mineral rights and 7,200 gross acres of leases upon which the company hopes to explore for oil and gas. Our intended operations are principally energy prospects in the Rocky Mountain region including a coal bed methane prospect located in the Raton Basin in Northern New Mexico. and the Company is seeking other opportunities. The Company is also evaluating the additional prospects it has obtained in Johnson and Natrona Counties Wyoming.


RESULTS OF  OPERATIONS  FOR THE YEAR ENDED APRIL 30,  2006  COMPARED TO PREVIOUS
YEAR
- - ----------------------------------------------------------------------------

     The Company had no revenues during the year ended April 30, 2006 or 2005. The Company incurred $350,050 expenses in the year in 2006 as a result of its acquisition of Sun River Energy, Inc. compared to none in 2005. The net loss for the year was $350,050 in 2006 and none in 2005. The loss per share was nominal in the year in 2006 and none in 2005.

     Losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

     The Company intends raise capital via a private placement and will commence evaluation assessment activities and drill site locations on its acreage in Colfax County New Mexico in the first quarter of 2006. It intends to drill 2 coal bed methane wells by September 2006 and to have completed some drill site evaluation for conventional oil and gas on other acreage in Colfax County New Mexico. It plans to drill wells on at least 2 of its Wyoming prospects by year end 2006.

Liquidity and Capital Resources
- - -------------------------------

     The Company has no capital resources or liquidity except through private placement of stock.

     At year end, the Company had no cash or operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had current liabilities of $1,184,925 at year end.

     Since year end the Company has achieved $315,000 in private placement subscriptions.

NEED FOR ADDITIONAL FINANCING

     The Company did not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to carry out its business plans. Subsequent to year end the Company achieved $315,000 through a Private Placement of units consisting of 2 shares of common stock and one common stock purchase warrant to purchase a share @ $.75 per share.

The Company will need to raise additional funds to expand its oil and gas operations in the future.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." During the year ended April 30, 2005, the Company generated no revenue, has a working capital deficiency, and current liabilities exceed current assets by $1,184,000 approximately.


ITEM 7 - FINANCIAL STATEMENTS
------------------------------

     The response to this item is submitted as a separate attachment of this report beginning on page F-1 to F 10.



 ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -----------------------------------------------------------------

The Company changed accountants from Michael Johnson & Co. to Jaspers + Hall PC as a result of the purchase of Michael Johnson & Co. by Jaspers + Hall PC.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject matter of the disagreement(s).

The audit report by Michael Johnson & Co., LLC.for the period ended April 30, 2005, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period April 30, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

The audit report by Jaspers + Hall, PC for the period ended April 30, 2006 contains an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Jaspers + Hall, PC for the period April 30, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

         The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.


ITEM 8a CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report, April 30, 2006 (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers fourth fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

Item 8b.

Other Information
-----------------

     Subsequent to fiscal year end, the Company achieved a private placement of units consisting of 2 shares and a stock purchase warrant for proceeds of $315,000.

PART III

.. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE
WITH SECTION 16a OF THE EXCHANGE ACT
--------------------------------------------------------------------
    The directors and executive officers currently serving the Company are as follows:

Name                                        Position                   Term
- -----                                       --------                   ----

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

PRINCIPAL SHAREHOLDERS

DIRECTORS AND EXECUTIVE OFFICERS

                                CURRENT OFFICERS (as of April 30, 2006)

Name                                        Age               Position
----                                        ---               --------
Wesley F. Whiting                           73                President
Redgie. Green                               53                Secretary
----------------

WESLEY F. WHITING, Director, age 73. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-1991), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000-2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. 2003, 2005 when he resigned. He has also been Director of Life USA, Inc. since 2003. He has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. He is a director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006).

REDGIE GREEN, age 53, Secretary, Treasurer and Director, has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He recently served as a director for Mountains West Exploration, Inc in 2005. He is a Director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006) and has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006.

The following individuals comprise the Directors as of August 10, 2006.

                               Board of Directors

Name                                        Age               Position
----                                        ---               --------
Wesley F. Whiting (1)                       73                Director
Redgie Green (1)                            53                Director
----------------------------
(1) See biographical information listed above.

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

The Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.



ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

              SUMMARY COMPENSATION TABLE OF EXECUTIVES & DIRECTORS

                          Fiscal          Annual Compensation                             Awards
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

EMPLOYEES STOCK COMPENSATION PLAN:

     The Company has no a stock compensation plan for employees which provide schedules of earnout and vesting based upon longevity of service.

         (b) Compensation of Certain Significant Employees.  None.

         (c) Family Relationships. None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF APRIL 30, 2006.

There are currently 9,518,833 common Shares outstanding after the acquisition of and Sun River Energy, Inc.

The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of April 30, 2006,

Title of Class    Name and Address        Amount and Nature          Percent of
                  Of Beneficial Owner*    of Beneficial Ownership    Class


Common Stock      Wesley F. Whiting         25,000                  less than 1%
                  Suite 210 E.
                  10200 W. 44th Ave.
                  Wheat Ridge, CO 80033

Common Stock      Redginald T. Green        25,000                  less than 1%
                  Suite 210 E.
                  10200 W. 44th Ave.
                  Wheat Ridge, CO 80033

All Directors and Executive
 Officers as a Group (2 persons)            50,000                  less than 1%
-----------------------------
* The beneficial owner's address is the same as the Company's principal office.

The following sets forth information with respect to the Company's Common Stock beneficially owned by holders of 5% or more of the currently issued and outstanding stock of the Company as of April 30, 2006.

Robert A. Doak (through his assigns
         New Mexico Energy, LLC of which he is manager)     7,333,333        77%

TOTAL OUTSTANDING SHARES COMMON STOCK:

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The Company issued 7,333,333 shares to New Mexico Energy LLC, (beneficially Robert A. Doak, Jr.) and 1,000,000 shares to other shareholders of Sun River Energy, Inc. in exchange for 100% of the issued and outstanding shares of Sun River Energy, Inc. Mr. Doak is considered a related party in this transaction, by virtue of his percentage of ownership.

   No officer, director, or affiliate of the Company has any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

        Filed May 3, 2006
        Filed April 26, 2006

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

General. Jaspers + Hall, PC, CPAs ("JH") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.


     Audit Fees. JH is billing the Company $7,500 for the following professional services: reviews of interim financial statements, audit of the annual financial statement of the Company for the fiscal year ended April 30, 2005 and 2006.

     Michael Johnson & Co. billed a total of $ 3,000 for the reviews in fiscal 2005.

         There were no audit related fees in 2004 or 2005. There were no tax fees or other fees in 2004 or 2005 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year, 2004 and 2005.

         All audit work was performed by the auditors' full time employees.

                               DYNADAPT SYSTEMS, INC.

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Jaspers + Hall, PC                                          F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flow                                                      F-4

Statements of Stockholders'                                                  F-5

Notes to Financial Statements                                          F-6 - F-8

                                       DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                                           (A Development Stage Company)

                                               FINANCIAL STATEMENTS

                                         For the Year Ended April 30, 2006

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Dynadapt System, Inc.
Denver, CO

We have audited the  accompanying  balance  sheets of Dynadapt  System,  Inc. (a
Development Stage Company) as of April 30, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States) per standard No. 1 of the PCAOB standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynadapt System, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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


Jaspers + Hall, PC
Denver, Colorado
August 2, 2006


                      DYNADAPT SYSTEM, INC AND SUBSIDIARY
                         (A Development Stage Company)
                           Consolidatd Balance Sheets


                                                                                                       Audited
                                                                                        ------------------------------------
                                                                                                       April 30,
                                                                                             2006                  2005
                                                                                        ---------------         -----------
ASSETS:

   Current Assets:
      Cash                                                                                       $ 999                  $ -
                                                                                        ---------------         -----------
Total Current Assets                                                                               999                    -
                                                                                        ---------------         ------------
   Other Assets:
       Leases                                                                                  284,000                    -
       Mineral Rights                                                                          100,000                    -
       Goodwill for Mineral Rights                                                             866,667                    -
                                                                                        ---------------         ------------
Total Other Assets                                                                           1,250,667                    -

TOTAL ASSETS                                                                                $1,251,666                  $ -
                                                                                        ===============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current Liabilities:
         Accounts Payable                                                                    $ 366,375             $ 16,325
         Notes Payable                                                                         218,550                4,550
         Notes payable - Related Parties                                                       600,000                    -
                                                                                        ---------------         ------------
Total Current Liabilities                                                                    1,184,925               20,875
                                                                                        ---------------         ------------
 Stockholders' Equity (Deficit):
    Common stock, $.0001 par value, 100,000,000 shares                                             951                   48
        authorized, 9,518,833 shares issued and outstanding
        as of April 30, 2006 and 485,500 shares as of April 30, 2005
    Additional Paid-In Capital                                                                 460,269               23,506
    Deficit accumulated during the
      development stage                                                                       (394,479)             (44,429)
                                                                                        ---------------         ------------
Total Stockholders' Equity (Deficit)                                                            66,741              (20,875)
                                                                                        ---------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $1,251,666                  $ -
                                                                                        ===============         ============

The accompanying notes are an integral part of these financial statements.


                     DYNADAPT SYSTEMS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Operations






                                                      Year ended                                 April 30, 1998
                                                       April 30,                                 (Inception) to
                                                         2006                   2005             April 30, 2006
                                                    ----------------       ----------------      --------------
Revenue:
    Miscellaneous Income                                        $ -                    $ -                 $ --
                                                    ----------------       ----------------      --------------
Total Income                                                      -                      -

Costs and Expenses:
     Consulting                                             150,000                      -             167,830
     Accounting & Legal                                     200,050                      -             225,985
     Office Expense                                               -                      -                 422
     Bank Charges                                                 -                      -                 410
                                                    ----------------       ----------------      --------------
Total Expenses                                              350,050                      -             394,647
                                                    ----------------       ----------------      --------------
Net Loss From Operations                                   (350,050)                     -            (394,647)
                                                    ----------------       ----------------      --------------

Other Income
     Interest Expense                                             -                      -                 (20)
     Interest Income                                              -                      -                 188
                                                    ----------------       ----------------      --------------
Net Loss                                                  $(350,050)                   $ -           $(394,479
                                                    ================       ================      ==============
Per Share Information:
     Weighted average number
     of common shares outstanding                           532,806                485,500
                                                    ----------------       ----------------

Net Loss per common share                                   $ (0.66)                 $ -
                                                    ================       ================

The accompanying notes are an integral part of these financial statements.


                      DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                 April 30, 2006







                                                                                                         Deficit
                                                         COMMON STOCKS              Additional          Accum. During      Total
                                                                                      Paid-In          Development     Stockholders'
                                                     # of Shares     Amount           Capital             Stage           Equity
                                                     -----------     ------           -------             -----           ------


Issuance of Stock for Services                         250,000           $ 25               $ -                  $ -           $ 25

Issuance of Stock for Cash                             233,000             23            23,277                    -         23,300

Issuance of Stock for Cash                               2,500              -               229                    -            229

Net Loss for Period                                          -              -                 -               (8,016)        (8,016)
                                                   ------------    -----------      ------------     ---------------- --------------
Balance - April 30, 1999                               485,500             48            23,506               (8,016)        15,538
                                                   ------------    -----------      ------------     ---------------- --------------
Net Loss for Year                                            -              -                 -              (15,706)       (15,706)
                                                   ------------    -----------      ------------     ---------------- --------------
Balance - April 30, 2000                               485,500             48            23,506              (23,722)          (168)
                                                   ------------    -----------      ------------     ---------------- --------------
Net Loss for Year                                            -              -                 -                 (120)          (120)
                                                   ------------    -----------      ------------     ---------------- --------------
Balance -  April 30, 2001                              485,500             48            23,506              (23,842)          (288)
                                                   ------------    -----------      ------------     ---------------- --------------
Net Loss for Year                                            -              -                 -                 (898)          (898)
                                                   ------------    -----------      ------------     ---------------- --------------
Balance - April 30, 2002                               485,500             48            23,506              (24,740)        (1,186)
                                                   ------------    -----------      ------------     ---------------- --------------
Net Loss for Year                                            -              -                 -                    -               -
                                                   ------------    -----------      ------------     ---------------- --------------
Balance - April 30, 2003                               485,500             48            23,506              (24,740)        (1,186)
                                                   ------------    -----------      ------------     ---------------- --------------
Net Loss for Year                                            -              -                 -              (19,689)       (19,689)
                                                   ------------    -----------      ------------     ---------------- --------------
Balance - April 30, 2004                               485,500             48            23,506              (44,429)       (20,875)
                                                   ------------    -----------      ------------     ---------------- --------------
Net Loss for Year                                            -              -                 -                    -               -
                                                   ------------    -----------      ------------     ---------------- --------------
Balance - April 30, 2005                               485,500             48            23,506              (44,429)       (20,875)
                                                   ------------    -----------      ------------     ---------------- --------------
Issuance of shares for
 Acquisition of Subsidiary                           8,333,333            833           401,833                    -        402,666
Issuance of stock for leases                           700,000             70            34,930                    -         35,000
Net Loss for Year                                            -              -                 -             (350,050)      (350,050)
                                                   ------------    -----------      ------------     ---------------  --------------
Balance - April 30, 2006                             9,518,833          $ 951         $ 460,269           $ (394,479)      $ 66,741
                                                   ============    ===========      ============     ================ ==============

The accompanying notes are an integral part of these financial statements.


                      DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows


                                                                         Year ended                           April 30, 1998
                                                                         April 30,                            (Inception) to
                                                                            2006               2005           April 30, 2006
                                                                        -------------     ---------------     ------------
Cash Flows from Operating Activities:

     Net Loss                                                             $ (350,050)               $ -        $(394,479)
     Stock issued for services                                                     -                  -               25
     Stock issued for leases                                                  35,000                              35,000
     Adjustments to reconcile net loss to net cash used
        by operating activities:
     Increase in Accounts Payable                                            350,050                  -          366,375
                                                                        -------------     ---------------     ------------
Net Cash Used by Operating Activities                                         35,000                  -            6,921
                                                                        -------------     ---------------     ------------
Cash Flows from Investing Activities

    Acquisition - net of cash acquired                                      (848,001)                 -         (848,001)
                                                                        -------------     ---------------     ------------
Net Cash Used for Investing Activities                                      (848,001)                 -         (848,001)
                                                                        -------------     ---------------     ------------
Cash Flows from Financing Activities:
     Proceeds from notes payable                                             214,000                  -          218,550
     Proceeds from notes payable - related party                             600,000                             600,000
     Proceeds from stock issuance                                                  -                  -           23,529
                                                                        -------------     ---------------     ------------
Net Cash Used for Financing Activities                                       814,000                  -          842,079
                                                                        -------------     ---------------     ------------
Net Increase in Cash & Cash Equivalents                                          999                  -              999

Beginning Cash & Cash Equivalents                                                  -                  -                -
                                                                        -------------     ---------------     ------------
Ending Cash & Cash Equivalents                                                 $ 999                $ -            $ 999
                                                                        =============     ===============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                      $ -                $ -             $ 20
                                                                        =============     ===============     ============
     Cash paid for Income Taxes                                                  $ -                $ -              $ -
                                                                        =============     ===============     ============
NON-CASH TRANSACTIONS
     Stock issued for services                                                   $ -                $ -             $ 25
                                                                        =============     ===============     ============

The accompanying notes are an integral part of these financial statements.

                      DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 April 30, 2006


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company was incorporated on April 30, 1998, under the laws of the state of Colorado. The Company is in the development stages and was organized for the purpose of Internet Acquisitions. On April 28, 2006 the Company entered into an "Agreement and Plan of Reorganization" with Sun River Energy, Inc. (SRE), a Colorado Corporation, whereby the Company acquired SRE for the purchase price of 8,633,333 shares of the Company's common stock. The acquisition of SRE was accounted for by the purchase method of accounting. The Company's fiscal year end is April 30. Under purchase accounting, the total purchase price was allotted to the tangible and intangible assets and liabilities of SRE based upon their respective fair values as of the closing date based upon valuations and other studies.

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

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Dynadapt Systems, Inc. and its wholly owned subsidiary Sun River Energy, Inc. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

                      DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 April 30, 2006

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares outstanding during the period.

Fair Value of Financial Instruments:

The carrying amount of cash, accounts payable and notes payable is considered to be representative of its fair value because of the short-term nature of this financial instrument.

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

Note 4 - Capital Stock Transactions:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. During the period ended April 30, 2006, the Company issued 8,633,333 shares of common stock for acquisition of Sun River Energy, Inc..

                      DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 April 30, 2006

Note 5 - Segment Information:

Dynadapt System, Inc. operates primarily in a single operating segment, the business of Oil and Gas well drilling and mineral rights.

Note 6 - Notes Payable

Notes Payable

As of April 30, 2006, the Notes Payable consist of the following:

         Note payable to Jerrold Bachman ,  - shareholder - non-interest bearing,
          unsecured due upon demand for expenses of company.                            $  4,550

         Note payable to Nova Leasing, Inc. with an interest rate of 6% per annum,
         due upon written demand.  Secured by property leases.                             64,000

         Note payable to Sharon K. Fowler, with an interest rate of 6% per annum,
         $75,000 is due on September 30, 2006 and $75,000 due on January 15, 2007.
         Secured by property leases.                                                      150,000
                                                                                          -------


                                    Total Notes Payable                                   $218,550
                                                                                          ========

Note Payable - Related Party

         Note payable to Robert A. Doak, Jr,, with an interest rate of 6% per annum, $300,000 is due 10 days after completion of private placement and the balance of $300,000 is due January 2, 2007. Secured by mineral rights.

                                  Total Notes Payable - Related Party  $600,000
                                                                        ========

Note 7 - Leases and Mineral Rights:

The property is valued at $214,000 for 3,200 acres of leases in Wyoming assigned from Nova Leasing, Inc. and Sharon Fowler. This is the amount of the 2 notes listed in Note 6. The Mineral rights in New Mexico are valued at $966,667 which is comprised of a note for Robert Doak, Jr. for $600,000, plus 7,333,333 shares of stock issued at $.05 per share ($366,667) to Robert Doak by Sun River Energy, Inc. who had a predecessor basis of $100,000 in the mineral rights..

                      DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 April 30, 2006


Note 8 - Financial Accounting Developments:

Recently issued Accounting Pronouncements

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

                      DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 April 30, 2006

Note 8 - Financial Accounting Developments (Cont):

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

Note 9 - Subsequent Event:

As of April 28, 2006, the commencement of a private placement of sale of common stock of Dydnapt Systems, Inc. was instituted. At June 30, 2006 a total of 150,000 shares have been purchased for a total of $275,000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Dynadapt Systems, Inc.

Date:   August 10, 2006                        By:/s/ Wesley F. Whiting
                                                    -------------------------
                                                    Wesley F. Whiting, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 10, 2006           By:/s/Wesley F. Whiting
                                ----------------------------------------
                                Wesley F. Whiting, President and Director


Date: August 10, 2006            By:/s/Reginald T. Green
                                -----------------------------------------
                                Reginald T. Green, Secretary and Director