Form 10QSB
period 2006-07-31
SUN RIVER ENERGY, INC
filed 2006-10-02
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
  July 31, 2006                                               0-29670

                             SUN RIVER ENERGY, INC.
                         -------------------------------
                              (Name of Registrant)


                             DYNADAPT SYSTEM, INC.
                          ---------------------------
                                 (Former name)


                  Colorado                             84-1491159
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


            10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, CO 80033
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 432-7703


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  10,258,833 common shares as of July 31, 2006


Transitional Small Business Disclosure Format:  Yes [_]   No [X]

ITEM 1.  FINANCIAL STATEMENTS



                             SUN RIVER ENERGY, INC.
                    Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                              Financial Statements
                    For the Three Months Ended July 31, 2006

                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Sun River Energy, Inc.

We have reviewed the accompanying consolidated balance sheet of Sun River Energy, Inc. (a development stage company) as of July 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note , conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
September 26, 2006


                                     SUN RIVER ENERGY, INC.
                            Formerly known as Dynadapt System, Inc.
                                 (A Development Stage Company)
                                         Balance Sheet

                                                                                    Unaudited                  Audited
                                                                                  --------------            ---------------
                                                                                    July 31,                  April 30,
                                                                                      2006                       2006
                                                                                  --------------            ---------------
ASSETS:

   Current Assets:
      Cash                                                                             $ 92,570                      $ 999
                                                                                  --------------            ---------------

Total Current Assets                                                                     92,570                        999
                                                                                  --------------            ---------------

   Other Assets:
      Drilling Bond                                                                       7,500
      Leases                                                                            284,000                    284,000
      Mineral Rights                                                                    966,667                    966,667
                                                                                  --------------            ---------------

Total Other Assets                                                                    1,258,167                  1,250,667
                                                                                  --------------            ---------------

TOTAL ASSETS                                                                         $1,350,737                 $1,251,666
                                                                                  ==============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current Liabilities:
        Accounts Payable                                                              $ 366,375                  $ 366,375
        Notes Payable                                                                   193,550                    218,550
        Notes Payable - Related Parties                                                 400,000                    600,000
                                                                                  --------------            ---------------

Total Current Liabilities                                                               959,925                  1,184,925
                                                                                  --------------            ---------------

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                                   1,026                        952
        authorized, 10,258,833 shares issued and outstanding
        as of July 31, 2006 and 9,518,833 shares as of April 30, 2006
    Additional paid-in capital                                                          785,815                    415,889
    Deficit accumulated during the development stage                                   (396,029)                  (350,100)
                                                                                  --------------            ---------------

Total Stockholders' Equity                                                              390,812                     66,741
                                                                                  --------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,350,737                 $1,251,666
                                                                                  ==============            ===============

                                 See Accountants' Review Report


                                     SUN RIVER ENERGY, INC.
                            Formerly known as Dynadapt System, Inc.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)

                                                       Three Months ended                      October 22, 2002
                                                            July 31,                             Inception to
                                              ----------------------------------------
                                                   2006                     2005                July 31, 2006
                                              ---------------          ---------------          --------------

Revenue:
   Miscellaneous Income                                  $ -                      $ -                     $ -
                                              ---------------          ---------------          --------------

Total Income                                               -                        -                       -

Costs and Expenses:
      Consulting                                       9,000                        0                 159,000
      Accounting & Legal                               6,000                        0                 206,050
      Lease Expenses                                  23,101                        0                  23,101
      Office Expenses                                  7,777                        0                   7,827
      Bank Charges                                        51                        0                      51
                                              ---------------          ---------------          --------------

Total Expenses                                        45,929                        -                 396,029
                                              ---------------          ---------------          --------------

Net Loss From Operations                             (45,929)                       -                (396,029)
                                              ---------------          ---------------          --------------


Other Income and Expenses
      Interest expense                                     -                        -                       -
      Interest income                                      -                        -                       -
                                                                                                 ---------------
Net Loss                                           $ (45,929)                     $ -               $(396,029)
                                              ===============          ===============          ==============

Per Share Information
Loss per common share                                *                        *
                                              ===============          ===============


Weighted average number
of shares outstanding                             10,003,875                  416,970
                                              ---------------          ---------------

*   Less than $0.01


                                 See Accountants' Review Report


                                       SUN RIVER ENERGY, INC.
                              formerly known as Dynadapt System, Inc.
                                   (A Development Stage Company)
                                      Statements of Cash Flows
                                            (Unaudited)

                                                                            Three Months           October 22, 2002
                                                                            Ended July 31,           Inception to
                                                                      ---------------------------
                                                                         2006            2005        July 31, 2005
                                                                      -----------     -----------    ------------
Cash Flows from Operating Activities

     Net Loss                                                          $ (45,929)            $ -      $ (396,029)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Increase in accounts payable                                                                    366,375
                                                                      -----------     -----------    ------------
Net Cash Used by Operating Activities                                    (53,429)              -         (37,154)
                                                                      -----------     -----------    ------------

Cash Flows from Investing Activities
     Investment                                                           (7,500)              -          (7,500)
     Acquisition - net of cash acquired                                        -               -        (813,001)
                                                                      -----------     -----------    ------------

Net Cash Used for Investing Activities                                    (7,500)              -        (820,501)
                                                                      -----------     -----------    ------------

Cash Flows from Financing Activities
     Stock issued for cash                                               370,000               -         370,050
     Proceeds from/(Payments to) notes payable                           (25,000)              -         193,550
     (Payments to) notes payable - related party                        (200,000)                        400,000
     Merger accounting                                                                                   (20,875)
                                                                      -----------     -----------    ------------

Net Cash Provided by Financing Activities                                145,000               -         942,725
                                                                                                      `
Net Increase in Cash & Cash Equivalents                                   91,571               -          92,570

Beginning Cash & Cash Equivalents                                            999               -               -

Ending Cash & Cash Equivalents                                          $ 92,570             $ -        $ 92,570
                                                                      ===========     ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                          $ -             $ -             $ -
                                                                      ===========     ===========    ============
     Cash paid for income taxes                                              $ -             $ -             $ -
                                                                      ===========     ===========    ============

NON-CASH TRANSACTIONS
     Stock issued for services                                               $ -             $ -             $ -
                                                                      ===========     ===========    ============

                                   See Accountants' Review Report


                                             SUN RIVER ENERGY, INC.
                                    Formerly known as Dynadapt System, Inc.
                                         (A Development Stage Company)
                                       Statements of Stockholders' Equity
                                                 July 31, 2006

                                                                                                    Deficit
                                               COMMON STOCK                     Additonal        Accum. During           Total
                                     ------------------------------------
                                                                                 Paid-in          Development        Stockholders'
                                       # of Shares            Amount             Capital             Stage              Equity
                                     ----------------     ---------------     --------------     ---------------     --------------
Balance - October 22, 2002                         -                 $ -                $ -                 $ -                $ -
Stock issued for cash                          1,000                   1                 49                   -                 50
Net Loss for Period                                -                   -                  -                 (50)               (50)
                                     ----------------------------------------------------------------------------------------------

Balance - December 31, 2002                    1,000                   1                 49                 (50)                 -
                                     ----------------------------------------------------------------------------------------------

Net Loss for Year                                  -                   -                  -                   -                  -
                                     ----------------     ---------------     --------------     ---------------     --------------

Balance - December 31, 2003                    1,000                   1                 49                 (50)                 -
                                     ----------------     ---------------     --------------     ---------------     --------------

Net Loss for Year                                  -                   -                  -                   -                  -
                                     ----------------     ---------------     --------------     ---------------     --------------

Balance - December 31, 2004                    1,000                   1                 49                 (50)                 -
                                     ----------------     ---------------     --------------     ---------------     --------------

Issuance of shares for Merger              9,033,333                 903            436,763                   -            437,666
Merger accounting                            485,500                  48            (20,923)                               (20,875)
Net Loss for Year                                  -                   -                  -            (350,050)          (350,050)
                                     ----------------     ---------------     --------------     ---------------     --------------

Balance - April 30, 2006                   9,519,833                 952            415,889            (350,100)            66,741
                                     ----------------     ---------------     --------------     ---------------     --------------

Issuance of Stock for Cash                   740,000                  74            369,926                   -            370,000
Net Loss for Period                                -                   -                  -             (45,929)           (45,929)
                                     ----------------     ---------------     --------------     ---------------     --------------

Balance - July 31, 2006                   10,259,833             $ 1,026           $785,815          $ (396,029)          $390,812
                                     ================     ===============     ==============     ===============     ==============




                                         See Accountants' Review Report

                             SUN RIVER ENERGY, INC.
                          formerly DYNADAPT SYSTEM, INC.
                          (A Development Stage Company)
                          Note to Financial Statements
                                  July 31, 2006
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Sun River Energy, Inc. (formerly Dynadapt System, Inc.) (a Development Stage Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2006 and the results of operations for the three ended July 31, 2006 and 2005 and the period April 30, 1998 (inception) to July 31, 2006, and cash flows for the three-months ended July 31, 2006 and 2005 and the period April 30, 1998 (inception) to July 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements as amended and notes for the fiscal year ended April 30, 2005.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERAION
         --------------------------------------------------------

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. Dynadapt System, Inc. ("Sun River Energy, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Sun River Energy, Inc. formerly Dynadapt System, Inc. actual results to be materially different from any future results expressed or implied by Sun River Energy, Inc. formerly Dynadapt System, Inc. in those statements. Important facts that could prevent Sun River Energy, Inc. formerly Dynadapt System, Inc. from achieving any stated goals include, but are not limited to, the following:

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

The Company is pursuing a plan of energy exploration within the United States, with a primary focus in New Mexico for coal bed methane and oil and gas and Wyoming in the Powder River Basin for oil and gas.

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

Dynadapt System, Inc. entered into a Plan and Agreement of Reorganization on April 21, 2006, with shareholders of Sun River Energy, Inc. and Sun River Energy, Inc. Under the terms of the Agreement, shareholders of Sun River Energy Inc. agreed to receive a total of 8,633,333 shares of common stock of the Company in exchange for 8,633,333 shares of Sun River, constituting 100% of the issued and outstanding common stock of Sun River. The Agreement required delivery of audited financial statements of Sun River at time of closing. The closing occurred on April 28, 2006, and Dynadapt System, Inc. issued 8,633,333 shares of restricted common stock. Certain short term debts of Sun River totalling $1,164,000 were accepted as part of the acquisition and are consolidated into the financial statements.

The presentation herein is of the operations of Sun River Energy. The Company changed its name in September 2006 from Dynadapt System, Inc. to Sun River Energy, Inc.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 31, 2006 COMPARED TO SAME QUARTER IN 2005

The Company had no revenues during the quarter ended July 31, 2006 or 2005. The Company incurred $45,929 in expenses in the quarter in 2006 compared to no expenses in 2005. The expenses in the quarter in 2006 consisted of: consulting fees of $9,000, accounting and legal fees of $6,000, lease expenses of 23,101, office expenses of $7,777, and bank charges of $51. The net loss for the quarter was ($45,929) in 2006 compared to none in 2005. The loss per share was nominal in the quarter in 2006 and none in 2005.


Liquidity and Capital Resources
-------------------------------

The Company had $92,570 in cash on hand at the end of the period. This is insufficient for its intended plan of operation. The Company will need to obtain loans from shareholders or make private placements of shares in order to fund any operations whatsoever. The Company has no committed capital sources at the date of this report for loans or equity placements but has a private placement of units, currently being offered.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs to fund its business plan, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from carrying out its business plan.

The Company will need to raise additional funds to conduct significant business activities in the next twelve months in the energy business.

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

"GOING CONCERN" QUALIFICATION

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenue, limited other capital, debt in excess of $959,925, all of which is current, cash of $92,570, nominal other assets, and no capital commitments. The effects of such conditions could cause the Company's bankruptcy.

Management hopes to expand its business plan in the energy business and will need to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until an energy production is achieved which may afford revenues and potential cash flows. No assurance can be made that any such production will ever occur.


ITEM 3.  CONTROLS AND PROCEDURES

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's first fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company, in conjunction with the election of five directors at its Annual Meeting on August 28, 2006, has issued each of its new directors 50,000 shares in consideration of agreeing to serve as directors of the Company, for a total of 250,000 shares. All of such shares are restricted under Rule 144 and were issued pursuant to the exemption from Registration provided in Section 4(2) of the Securities Act of 1933.

A Private Placement of units resulted in the sale of 645,000 restricted shares and warrants for 322,500 shares to September 29, 2006 pursuant to Rule 506 of Reg. D for proceeds of $322,500.

A total of 800,000 restricted common shares were issued in exchange for certain marketable securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

At the Annual Meeting of Shareholder of the Registrant, Redgie Green, Wesley Whiting, Thomas Anderson, David Surgnier and Steve Weathers were elected as directors on August 28, 2006.

The biographical information of the new directors is as follows:

REDGIE GREEN, age 53, Secretary, Treasurer and Director, has been Secretary and Director of Dynadapt System, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He recently served as a director for Mountains West Exploration, Inc in 2005. He is a Director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006) and has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006.

WESLEY F. WHITING, Director, age 73. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-1991), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000-2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of

Premium Enterprises, Inc. From October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. 2003 until 2005, when he resigned. He has also been Director of Life USA, Inc. since 2003. He has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. He is a director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006).

THOMAS ANDERSON, age 40, presently works as a Senior Environmental Scientist for the Energy and Environmental Engineering Division of Apogen Technologies in Los Alamos, New Mexico. He earned his B.S. in Geology from Denison University and his M.S. in Environmental Science and Engineering from Colorado School of Mines. Mr. Anderson has worked for past 16 years in the environmental consulting field, providing environmental compliance, characterization and remediation services to Department of Energy, Department of Defense, and industrial clients. He formerly worked as a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to December 2004. From March 2000 to November 2000 he was employed as a hydrologist at Stone & Webster Engineering, Inc. From July 1998 to March 2000 he was employed by advanced Integrated Management Services as an Environmental Scientist/Engineer. From 1997 to 1998 he was a graduate research assistant at Colorado School of Mines in the Environmental Science and Engineering Program. He has been a director of XSUNX, Inc. since 2002.

STEPHEN W. WEATHERS, age 44, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-2002). Mr. Weathers also served as a director of Sun River Mining, Inc. which sought a business acquisition, 2001-2003. Mr. Weathers has been a director of Industrial Minerals, Inc. 2003 to date.

DAVID SURGNIER, age 57, Director Nominee, earned his B.S. in Mathematics in 1971 from the University of Oklahoma, his B.S. in Petroleum Engineering in 1972 from the University of Oklahoma, and his M.S. in Petroleum Engineering in 1984 from the University of Texas.

Mr. Surgnier currently serves as President/Engineer for Delta Gas Corporation and Delta Environmental since 1992. From 1986 to 1992 he was the Rocky Mountain Regional Manager for Completion Technology International of Denver, Colorado. Mr. Surgnier was the Manager of Special Projects for Texas Iron Works of Houston, Texas from 1980-1986. Mr. Surgnier was the Drilling and Production Engineer from 1972-1980 for Atlantic Richfield Oil Company located in Houston, Texas and ARCO Alaska. He is currently a contract consultant to Argonne National Laboratory for enviromental remediation.

Mr. Surgnier has 33 years experience as a Petroleum Engineer, Project and Regional Manager, Technical writer and presenter. Developer, Inventor and co-Inventor of Patented and Proprietary equipment and products, for the Petroleum and Environmental Industry. He has operated and managed projects onshore and offshore in North & South America, North Slope of Alaska, Cook Inlet of Alaska and the Middle East.

He has also drilled and completed domestic water supply wells for individuals, the Chickasaw, Choctaw and Seminole Nations, and U.S. Public Health Service. Oilfield water supply wells for Cities Service Co., Framers Energy Corporation, Botcher Gas Company, Cameron Oil Company and Phillips Petroleum Corporation. Municipal Water Supply Wells for the Cities of Stewart, McAlister, Stonewall Ada and Tribbey, Oklahoma. He has been Environmental Consultant to Environmental Resource Management, Biotreatment, Inc., Aarow Environmental, Inc., and the University of Chicago. Mr. Surgnier has numerous patents and inventions and has written many professional articles involving petroleum engineering.

At the Annual Meeting, pursuant to Notice and Proxy Statement, Shareholders authorized a change in the name of this corporation to a new name, Sun River Energy, Inc. This required an amendment to our Articles of Incorporation.

At the Annual Meeting of Shareholders,  Jaspers + Hall, PC,  Independent  Public
Accountants,   of  Denver,   Colorado  have  been  ratified  as  the  Certifying
accountants for the period through fiscal year 2006.

The Company has also changed the name of its wholly owned subsidiary from Sun River Energy, Inc. to New River Exploration, Inc.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits:  31  Sarbanes Oxley Certification
                       32  Sarbanes Oxley Certification

        B.  Reports on Form 8-K

                       Form 8K12g3 filed May 3, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 2, 2006



                                     SUN RIVER ENERGY, INC.
                                     (Formerly Dynadapt System, Inc.)


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President