Form 10QSB
period 2006-10-31
SUN RIVER ENERGY, INC
filed 2006-12-20
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
  October 31, 2006                                               0-29670

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

                  11,665,768 common shares as of October 31, 2006


Transitional Small Business Disclosure Format:  Yes [_]   No [X]

ITEM 1.  FINANCIAL STATEMENTS



                             SUN RIVER ENERGY, INC.
                        (Formerly Dynadapt System, Inc.)
                          (A Development Stage Company)
                              Financial Statements
               For the Three and Six-Months Ended October 31, 2006
                                   (Unaudited)

                             SUN RIVER ENERGY, INC.
                     Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                                  Balance Sheet



                                                                                     Unaudited                  Audited
                                                                                  --------------            ---------------
                                                                                   October 31,                April 30,
                                                                                      2006                       2006
                                                                                  --------------            ---------------

ASSETS:

   Current Assets:
      Cash                                                                             $ 33,453                      $ 999
      Marketable Securities                                                             360,000                          -
                                                                                  --------------            ---------------

Total Current Assets                                                                    393,453                        999
                                                                                  --------------            ---------------

   Other Assets:
      Leases                                                                            284,000                    284,000
      Mineral Rights                                                                    966,667                    966,667
                                                                                  --------------            ---------------

Total Other Assets                                                                    1,250,667                  1,250,667
                                                                                  --------------            ---------------

TOTAL ASSETS                                                                         $1,644,120                 $1,251,666
                                                                                  ==============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current Liabilities:
        Accounts Payable                                                              $ 216,375                  $ 366,375
        Accrued Interest Payable                                                         19,600                          -
        Notes Payable                                                                   149,000                    218,550
        Notes Payable - Related Parties                                                 400,000                    600,000
                                                                                  --------------            ---------------

Total Current Liabilities                                                               784,975                  1,184,925
                                                                                  --------------            ---------------

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                                   1,167                        952
        authorized, 11,665,768 shares issued and outstanding
        as of October 31, 2006 and 9,518,833 shares as of April 30, 2006
    Additional paid-in capital                                                        1,517,674                    415,889
    Deficit accumulated during the development stage                                   (659,696)                  (350,100)
                                                                                  --------------            ---------------

Total Stockholders' Equity                                                              859,145                     66,741
                                                                                  --------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,644,120                 $1,251,666
                                                                                  ==============            ===============




See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                     Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                              Statements of Operations
                                   (Unaudited)








                                             Three Months ended                    Six Months ended                October 22, 2002
                                                October 31,                           October 31,                    Inception to
                                      ----------------------------------   ----------------------------------
                                           2006               2005              2006               2005            October 31, 2006
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Revenue:
   Miscellaneous Income                          $ -                $ -                $ -               $ -                    $ -
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Total Income                                       -                  -                  -                 -                      -

Costs and Expenses:
      Consulting                             157,000                  -            166,000                 -                316,000
      Accounting & Legal                      16,000                  -             22,000                 -                222,050
      Lease Expenses                          16,685                  -             39,786                 -                 39,786
      Office Expenses                         14,189                  -             21,966                 -                 22,016
      Bank Charges                                96                  -                148                 -                    148
                                      ---------------    ---------------   ----------------   ---------------    ------------------
Total Expenses                               203,970                  -            249,900                 -                600,000
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Net Loss From Operations                    (203,970)                 -           (249,900)                -               (600,000)
                                      ---------------    ---------------   ----------------   ---------------    ------------------

Other Income and Expenses
      Interest expense                        19,751                  -             19,751                 -                 19,751
      Interest income                            (55)                                  (55)                                     (55)
      Unrealized (gain)/loss                  40,000                  -             40,000                 -                 40,000
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Net Loss                                   $(263,666)               $ -          $(309,596)              $ -             $ (659,696)
                                      ===============    ===============   ================   ===============    ===================
Per Share Information
Loss per common share                        *                  *                 *                  *
                                      ===============    ===============   ================   ===============

Weighted average number
of shares outstanding                     11,380,954            485,500         10,635,926           485,500
                                      ===============    ===============   ================   ===============
*   Less than $0.01

 See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)





                                                                                Six Months                         October 22, 2002
                                                                             Ended October 31,                    Inception to
                                                                        -----------------------------
                                                                           2006             2005              October 31, 2006
                                                                        ------------     ------------    ---------------------------
Cash Flows from Operating Activities

     Net Loss                                                            $ (309,596)             $ -            $ (659,696)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Unrealized loss on marketable securities                            40,000                                 40,000
         Stock issued for services                                          154,500                                154,500
         (Increase) in current assets                                      (400,000)               -              (400,000)
         Increase (decrease) in accounts payable                           (130,400)                               235,975
                                                                        ------------     ------------    ------------------
Net Cash Used by Operating Activities                                      (645,496)               -              (629,221)
                                                                        ------------     ------------    ------------------
Cash Flows from Investing Activities

     Acquisition - net of cash acquired                                           -                -              (813,001)
                                                                        ------------     ------------    ------------------
Net Cash Used for Investing Activities                                            -                -              (813,001)
                                                                        ------------     ------------    ------------------
Cash Flows from Financing Activities
     Stock issued for cash                                                  397,500                -               397,550
     Stock issued for debt/assets                                           550,000                                550,000
     Proceeds from/(Payments to) notes payable                              (69,550)               -               149,000
     Proceeds from/(Payments to) notes payable - related party             (200,000)                               400,000
     Merger accounting                                                                                             (20,875)
                                                                        ------------     ------------    ------------------
Net Cash Provided by Financing Activities                                   677,950                -             1,475,675
                                                                                                          `
Net Increase in Cash & Cash Equivalents                                      32,454                -                33,453

Beginning Cash & Cash Equivalents                                               999                -                     -

Ending Cash & Cash Equivalents                                             $ 33,453              $ -              $ 33,453
                                                                        ============     ============    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                           $ 151              $ -                 $ 151
                                                                        ============     ============    ==================
     Cash paid for income taxes                                                 $ -              $ -                   $ -
                                                                        ============     ============    ==================
NON-CASH TRANSACTIONS
     Stock issued for debt                                                 $150,000                              $ 150,000
     Stock issued for marketable securities                                 400,000                                400,000
     Stock issued for services                                              154,500                -               154,500
                                                                        ------------     ------------    ------------------
          Total non-cash transactions                                      $704,500              $ -             $ 704,500
                                                                        ============     ============    ==================

See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                     Formerly Known as Dynadapt System, Inc.
                         (A Development Stage Company)
                       Statements of Stockholder's Equity
                                 October 31, 2006




                                                                                                 Deficit
                                                  COMMON STOCK             Additonal       Accum. During     Total
                                           ----------------------------
                                                                            Paid-in         Development       Stockholders'
                                           # of Shares       Amount         Capital          Stage           Equity
                                           -------------   ------------   -------------   -------------   -------------

Balance - October 22, 2002                            -            $ -             $ -             $ -             $ -
Stock issued for cash                             1,000              1              49               -              50
Net Loss for Period                                   -              -               -             (50)            (50)
                                           ----------------------------------------------------------------------------
Balance - December 31, 2002                       1,000              1              49             (50)              -
                                           ----------------------------------------------------------------------------
Net Loss for Year                                     -              -               -               -               -
                                           -------------   ------------   -------------   -------------   -------------
Balance - December 31, 2003                       1,000              1              49             (50)              -
                                           -------------   ------------   -------------   -------------   -------------
Net Loss for Year                                     -              -               -               -               -
                                           -------------   ------------   -------------   -------------   -------------
Balance - December 31, 2004                       1,000              1              49             (50)              -
                                           -------------   ------------   -------------   -------------   -------------
Issuance of shares for Merger                 9,033,333            903         436,763               -         437,666
Merger accounting                               484,500             48         (20,923)                        (20,875)
Net Loss for Year                                     -              -               -        (350,050)       (350,050)
                                           -------------   ------------   -------------   -------------   -------------
Balance - April 30, 2006                      9,518,833            952         415,889        (350,100)         66,741
                                           -------------   ------------   -------------   -------------   -------------
Issuance of Stock for Cash                      740,000             74         369,926               -         370,000
Net Loss for Period                                   -              -               -         (45,929)        (45,929)
                                           -------------   ------------   -------------   -------------   -------------
Balance - July 31, 2006                      10,259,833          1,026         785,815        (396,029)        390,812
                                           -------------   ------------   -------------   -------------   -------------
Issuance of Stock for Cash                       55,000              6          27,494                          27,500
     at $0.50 per share plus warrant at $0.75
Issuance of Stock for Debt                      241,935             24         149,976                         150,000
     at $0.62 per share
Issuance of Stock for Marketable Securities     800,000             80         399,920                         400,000
     at $0.50 per share
Issuance of Stock for Services                  309,000             31         154,469                         154,500
     at $0.50 per share
Net Loss for Period                                                                           (244,067)       (244,067)
                                           -------------   ------------   -------------   -------------   -------------
Balance - October 31, 2006                   11,665,768        $ 1,167      $1,517,674      $ (640,096)      $ 878,745
                                           =============   ============   =============   =============   =============


See Accountants Review Report


                          Formerly Known as Dynadapt System, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2006
                                   (Unaudited)


Note 1 - Presentation of Interim Information:

In the opinion of the management of Sun River Energy, Inc. (A Development Stage Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2006 and 2005 and the results of operations for the three-months and six-months ended October 31, 2006 and 2005 and October 22, 2002 (inception) to October 31, 2006, and cash flows for the six-months ended October 31, 2006 and 2005 and October 31, 2002 (inception) to October31, 2006 Interim results are not necessarily indicative of results for a full year.

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


Note 3 - Subsequent Events

The Company  acquired from Nova Leasing,  LLC an 85% working  interest in an 80%
Net Revenue Interest on certain leases totaling approximately 13,500 acres (gross) in Johnson County Wyoming, in the Powder River Basin. The purchase price included $6,600,000 in the form of a secured promissory note bearing interest at 7.5% with payments of $1,100,000 on March 15, 2007, $2,800,000 October 15, 2007
and $2,700,000 October 15, 2008 plus interest and 880,000 shares of restricted common stock of Sun River Energy, Inc. The transaction closed November 20, 2006. The Company intends to immediately commence planning and development of a 3-d seismic program on the acreage with the intent to explore the acreage with industry partners.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc., (the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Sun River Energy, Inc. actual results to be materially different from any future results expressed or implied by Sun River Energy, Inc., in those statements. Important facts that could prevent Sun River Energy, Inc. from achieving any stated goals include, but are not limited to, the following:

(a)      volatility or decline of the Company's stock price;
(b)      potential fluctuation in quarterly results;
(c)      failure of the Company to earn revenues or profits;
(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to conduct exploration of its prospects.
(e)      failure to achieve a business;
(f)      rapid and significant changes in markets;
(g)      litigation with or legal claims and allegations by outside parties;
(h)      insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable. The Company may not be able to successfully explore develop, manage produce its mineral prospects. The Company may not be able to attract or retain qualified executives and technology personnel. The Company's exploration efforts may be unproductive, capital may be unavailable, government regulations may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses, may cause it to be unsuccessful.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission including the Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB filed by the Company in 2006 and any Current Reports on Form 8-K filed by the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 31, 2006 COMPARED TO SAME QUARTER IN 2005.

The Company had no revenues in the period in 2006 or 2005. The Company incurred $203,970 in expenses in 2006 compared to $0 in 2005. These expenses in 2006 included consulting fees paid in stock, primarily, of $157,000 to consultants, and to directors for agreeing to serve on the Board. The Company had a net loss of $263,666 for the period in 2006 compared to $0 in 2005. This includes a charge fo $40,000 for unrealized loss on marketable securities and $19,751 in accured interest. The loss per share was less than ($0.01) for the period in 2006 compared to $0.00 in 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 COMPARED TO SAME PERIOD IN 2005.

The Company had no revenues in the period in 2006 or 2005. The Company incurred $249,900 in expenses in 2006 compared to $0 in 2005. These expenses in 2006 included consulting fees paid in stock, primarily of ,166,000 to consultants, and to directors for agreeing to serve on the Board. The Company had a net loss of $309,596 for the period in 2006 compared to $0 in 2005. This includes a charge fo $40,000 for unrealized loss on marketable securities and $19,751 in accrued interest. The loss per share was less than($0.01) for the period in 2006 compared to $0.00 in 2005.

The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.

LIQUIDITY AND CAPITAL

The Company had $33,453 in cash as of October 31, 2006, which is insufficient for the Company to pursue its exploration. The current liabilities exceeded its assets by $391,522. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company successfully raised $397,000 through private placements during the six month period, however there is no assurance that additional funds will be forthcoming.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs. The Company will have to seek loans or equity placements to cover such cash needs. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business.

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

"GOING CONCERN" QUALIFICATION

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company is engaging in limited business activities, has limited capital, debt in excess of $765,375 all of which is current, limited cash, other assets which are not readily marketable, and no capital commitments. The effects of such conditions could easily lead to the bankruptcy of the Company.

Management hopes to explore its coal bed prospects and will need to seek and obtain funding, via loans or private placements of stock for operations, debt service and to provide working capital.

Trends; The Company expects that the trend of no income and ongoing losses will continue until sufficient lease development has occurred that will provide for an adequate flow of revenues to sustain the Company. No assurances can be made that these efforts will be successful.

ITEM 3. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

a) The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report October 31, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b) There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's first fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

                  None

ITEM 2.  CHANGES IN SECURITIES:

Through a private placement the Company sold 370,000 units which consisted of 2 shares of common stock and 1 warrant to purchase an additional share of stock. The units were sold at $1.00 each and the warrants have an exercise price of $0.75. This offering raised $370,000.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES:

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 28, 2006 the shareholders approved a change of name from Dynadapt System, Inc. to Sun River Energy, Inc. (which was the name of its wholly owned subsidiary). This was approved by a majority of the stockholders, at the annual meeting of shareholders.

At the Annual Meeting of Shareholders of the Registrant, Redgie Green, Wesley Whiting, Thomas Anderson, David Surgnier and Steve Weathers were elected as directors on August 28, 2006.

At the Annual Meeting of Shareholders,  Jaspers + Hall, PC,  Independent  Public
Accountants,   of  Denver,   Colorado  were  ratified  as  the  Certifying
accountants for the period through fiscal year 2006.



ITEM 5.  OTHER INFORMATION:

The Company has changed the name of its wholly owned subsidiary from Sun River Energy, Inc. to New River Exploration, Inc.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

A Form 8-K was filed regarding the name change to Sun River Energy, Inc. on August 30, 2006.

On October 12, 2006 the Company filed form 8-K disclosing an agreement with Nova Leasing, LLC to acquire an 85% working interest in an 80% Net Revenue Interest on certain leases totaling approximately 14,000 acres (gross) in Johnson County Wyoming, in the Powder River Basin. The purchase price includes $6,600,000 in the form of a secured promissory note bearing interest at 7.5% with payments of $1,100,000 on March 15, 200, $2,800,000 on October 15, 2007 and $2,700,000
October 15, 2008 plus interest and 880,000 shares of restricted common stock of Sun River Energy, Inc. The transaction was expected to close by October 25, 2006 but did not. (See Subsequent Events). The Company intends to immediately commence planning and development of a 3-d seismic program on the acreage with the intent to explore the acreage with industry partners.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 19, 2006



                                     SUN RIVER ENERGY, INC.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President