Form 10QSB/A
period 2006-10-31
SUN RIVER ENERGY, INC
filed 2007-01-05
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB/A


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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Sun River Energy, Inc.


We have reviewed the accompanying balance sheet of Sun River Energy, Inc. (A Development Stage Company) as of October 31, 2006, and the related statements of operations for the three and six-month periods ended October 31, 2006 and cash flows for the six-month period ended October 31, 2006 to be included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended October 31, 2006. These financial statements are the responsibility of the Company's management.

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


Jaspers + Hall, PC
Denver, CO
December 19, 2006


                             SUN RIVER ENERGY, INC.
                     Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                                  Balance Sheet



                                                                                    Unaudited                  Audited
                                                                                  --------------            ---------------
                                                                                   October 31,                April 30,
                                                                                      2006                       2006
                                                                                  --------------            ---------------

ASSETS:

   Current Assets:
      Cash                                                                             $ 33,453                      $ 999
      Rounding                                                                                1
      Marketable Securities                                                             360,000                          -
                                                                                  --------------            ---------------

Total Current Assets                                                                    393,454                        999
                                                                                  --------------            ---------------

   Other Assets:
      Leases                                                                            284,000                    284,000
      Mineral Rights                                                                    966,667                    966,667
                                                                                  --------------            ---------------

Total Other Assets                                                                    1,250,667                  1,250,667
                                                                                  --------------            ---------------

TOTAL ASSETS                                                                         $1,644,121                 $1,251,666
                                                                                  ==============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current Liabilities:
        Accounts Payable                                                              $ 216,375                  $ 366,375
        Accrued Interest Payable                                                         19,600                          -
        Notes Payable                                                                   149,000                    218,550
        Notes Payable - Related Parties                                                 400,000                    600,000
                                                                                  --------------            ---------------

Total Current Liabilities                                                               784,975                  1,184,925
                                                                                  --------------            ---------------

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                                   1,167                        952
        authorized, 11,665,768 shares issued and outstanding
        as of October 31, 2006 and 9,518,833 shares as of April 30, 2006
    Additional paid-in capital                                                        1,517,674                    415,889
    Deficit accumulated during the development stage                                   (659,695)                  (350,100)
                                                                                  --------------            ---------------

Total Stockholders' Equity                                                              859,146                     66,741
                                                                                  --------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $1,644,121                 $1,251,666
                                                                                  ==============            ===============


See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                     Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)







                                             Three Months ended                    Six Months ended                October 22, 2002
                                                October 31,                           October 31,                    Inception to
                                      ----------------------------------   ----------------------------------
                                           2006               2005              2006               2005            October 31, 2006
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Revenue:
   Miscellaneous Income                          $ -                $ -                $ -               $ -                     $ -
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Total Income                                       -                  -                  -                 -                       -

Costs and Expenses:
      Consulting                             157,000                  -            166,000                 -                316,000
      Accounting & Legal                      16,000                  -             22,000                 -                222,050
      Lease Expenses                          16,685                  -             39,786                 -                 39,786
      Office Expenses                         14,189                  -             21,966                 -                 22,016
      Bank Charges                                96                  -                148                 -                    148
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Total Expenses                               203,970                  -            249,900                 -                600,000
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Net Loss From Operations                    (203,970)                 -           (249,900)                -               (600,000)
                                      ---------------    ---------------   ----------------   ---------------    -------------------

Other Income and Expenses
      Interest expense                        19,751                  -             19,751                 -                 19,751
      Interest income                            (55)                                  (55)                                     (55)
      Unrealized (gain)/loss                  40,000                  -             40,000                 -                 40,000
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Net Loss                                   $(263,666)               $ -          $(309,596)              $ -             $ (659,696)
                                      ===============    ===============   ================   ===============    ===================
Per Share Information
Loss per common share                        *                  *                 *                  *
                                      ===============    ===============   ================   ===============

Weighted average number
of shares outstanding                     11,380,954            485,500         10,635,926           485,500
                                      ===============    ===============   ================   ===============
*   Less than $0.01


See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)





                                                                               Six Months                         October 22, 2002
                                                                             Ended October 31,                     Inception to
                                                                        -----------------------------
                                                                           2006             2005                  October 31, 2006
                                                                        ------------     ------------    ---------------------------
Cash Flows from Operating Activities

     Net Loss                                                            $ (309,596)             $ -            $ (659,696)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Unrealized loss on marketable securities                            40,000                                 40,000
         Stock issued for services                                          154,500                                154,500
         (Increase) in current assets                                      (400,000)               -              (400,000)
         Increase (decrease) in accounts payable and accrued expenses      (130,400)                               235,975
                                                                        ------------     ------------    ------------------
Net Cash Used by Operating Activities                                      (645,496)               -              (629,221)
                                                                        ------------     ------------    ------------------

Cash Flows from Investing Activities

     Acquisition - net of cash acquired                                           -                -              (813,001)
                                                                        ------------     ------------    ------------------
Net Cash Used for Investing Activities                                            -                -              (813,001)
                                                                        ------------     ------------    ------------------
Cash Flows from Financing Activities
     Stock issued for cash                                                  397,500                -               397,550
     Stock issued for debt/assets                                           550,000                                550,000
     Proceeds from/(Payments to) notes payable                              (69,550)               -               149,000
     Proceeds from/(Payments to) notes payable - related party             (200,000)                               400,000
     Merger accounting                                                                                             (20,875)
                                                                        ------------     ------------    ------------------
Net Cash Provided by Financing Activities                                   677,950                -             1,475,675
                                                                                                          `
Net Increase in Cash & Cash Equivalents                                      32,454                -                33,453

Beginning Cash & Cash Equivalents                                               999                -                     -

Ending Cash & Cash Equivalents                                             $ 33,453              $ -              $ 33,453
                                                                        ============     ============    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                           $ 151              $ -                 $ 151
                                                                        ============     ============    ==================
     Cash paid for income taxes                                                 $ -              $ -                   $ -
                                                                        ============     ============    ==================
NON-CASH TRANSACTIONS
     Stock issued for debt                                                 $150,000                              $ 150,000
     Stock issued for marketable securities                                 400,000                                400,000
     Stock issued for services                                              154,500                -               154,500
                                                                        ------------     ------------    ------------------
          Total non-cash transactions                                      $704,500              $ -             $ 704,500
                                                                        ============     ============    ==================

See Accountants' Review Report




                             SUN RIVER ENERGY, INC.
                     Formerly Known as Dynadapt System, Inc.
                          (A Development Stage Company)
                       Statements of Stockholder's Equity
                                October 31, 2006


                                                                                            Deficit
                                                  COMMON STOCK             Additonal       Accum. During     Total
                                                                            Paid-in         Development    Stockholders'
                                           # of Shares       Amount         Capital          Stage           Equity
                                           -------------   ------------   -------------   -------------   -------------

Balance - October 22, 2002                            -            $ -             $ -             $ -             $ -
Stock issued for cash                             1,000              1              49               -              50
Net Loss for Period                                   -              -               -             (50)            (50)
                                           ----------------------------------------------------------------------------
Balance - December 31, 2002                       1,000              1              49             (50)              -
                                           ----------------------------------------------------------------------------
Net Loss for Year                                     -              -               -               -               -
                                           -------------   ------------   -------------   -------------   -------------

Balance - December 31, 2003                       1,000              1              49             (50)              -
                                           -------------   ------------   -------------   -------------   -------------

Net Loss for Year                                     -              -               -               -               -
                                           -------------   ------------   -------------   -------------   -------------

Balance - December 31, 2004                       1,000              1              49             (50)              -
                                           -------------   ------------   -------------   -------------   -------------
Issuance of shares for Merger                 9,033,333            903         436,763               -         437,666
Merger accounting                               484,500             48         (20,923)                        (20,875)
Net Loss for Year                                     -              -               -        (350,050)       (350,050)
                                           -------------   ------------   -------------   -------------   -------------
Balance - April 30, 2006                      9,518,833            952         415,889        (350,100)         66,741
                                           -------------   ------------   -------------   -------------   -------------
Issuance of Stock for Cash                      740,000             74         369,926               -         370,000
Net Loss for Period                                   -              -               -         (45,929)        (45,929)
                                           -------------   ------------   -------------   -------------   -------------
Balance - July 31, 2006                      10,259,833          1,026         785,815        (396,029)        390,812
                                           -------------   ------------   -------------   -------------   -------------
Issuance of Stock for Cash                       55,000              6          27,494                          27,500
     at $0.50 per share plus warrant at $0.75
Issuance of Stock for Debt                      241,935             24         149,976                         150,000
     at $0.62 per share
Issuance of Stock for Marketable Securities     800,000             80         399,920                         400,000
     at $0.50 per share
Issuance of Stock for Services                  309,000             31         154,469                         154,500
     at $0.50 per share
Net Loss for Period                                                                           (263,666)       (263,666)
                                           -------------   ------------   -------------   -------------   -------------
Balance - October 31, 2006                   11,665,768        $ 1,167      $1,517,674      $ (659,695)      $ 859,146
                                           =============   ============   =============   =============   =============

See Accountants' Review Report

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 31, 2006 COMPARED TO SAME QUARTER IN 2005.

The Company had no revenues in the period in 2006 or 2005. The Company incurred $203,970 in expenses in 2006 compared to $0 in 2005. These expenses in 2006 included consulting fees paid in stock, primarily, of $157,000 to consultants, and to directors for agreeing to serve on the Board. The Company had a net loss of ($263,666) for the period in 2006 compared to $0 in 2005. This includes a charge fo $40,000 for unrealized loss on marketable securities and $19,751 in accured interest. The loss per share was less than ($0.01) for the period in 2006 compared to $0.00 in 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 COMPARED TO SAME PERIOD IN 2005.

The Company had no revenues in the period in 2006 or 2005. The Company incurred $249,900 in expenses in 2006 compared to $0 in 2005. These expenses in 2006 included consulting fees paid in stock, primarily of ,166,000 to consultants, and to directors for agreeing to serve on the Board. The Company had a net loss of ($309,596) for the period in 2006 compared to $0 in 2005. This includes a charge fo $40,000 for unrealized loss on marketable securities and $19,751 in accrued interest. The loss per share was less than($0.01) for the period in 2006 compared to $0.00 in 2005.

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

Date: Januaray 5, 2006



                                     SUN RIVER ENERGY, INC.


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President