Form 10QSB
period 2007-01-31
SUN RIVER ENERGY, INC
filed 2007-03-22
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2007


                         Commission File Number 0-29670


                             SUN RIVER ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

---------------------------------------- --------------------------------------
               COLORADO                               84-1491159
---------------------------------------- --------------------------------------

    (State or other jurisdiction of      (IRS Employer Identification Number)
---------------------------------------- --------------------------------------

            10200 W. 44th Avenue, Suite 210-E, Wheat Ridge, CO 80033
                    (Address of principal executive offices)

                                 (303) 432-7703
                           (Issuer's telephone number)

                             DYNADAPT SYSTEMS, INC.
                             ----------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 19, 2007, there were 12,545,768 shares of the registrant's sole class of common stock issued and outstanding.

Transition Small Business Disclosure Format (check one):    YES [  ]   NO [ X ]





                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

         Balance Sheet -January 31, 2007 and April 30, 2006                               F-1

         Statements of Operations  -
                  Three and Nine  months  ended  January  31,  2007 and 2006 and
                  October 22, 2002 (Inception) to January 31, 2007                        F-2

         Statements of Cash Flows -
                  Nine months ended January 31, 2007 and 2006 and
                  October 22, 2002 (Inception) to January 31, 2007                        F-3

         Statements of Stockholders' Equity - January 31, 2007                            F-5

         Notes to Condensed Consolidated Financial Statements                             F-6

Item 2.  Management's Discussion and Analysis                                               1

Item 3. Controls and Procedures                                                             3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                 4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4
Item 3.  Defaults Upon Senior Securities - Note Applicable                                  4

Item 4.  Submission of Matters to a Vote of Security Holders                                4

Item 5.  Other Information - Not Applicable                                                 4

Item 6.  Exhibits                                                                           4

SIGNATURES                                                                                  5

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sun River Energy, Inc.

We have reviewed the accompanying balance sheet of Sun River Energy, Inc. as of January 31, 2007 and the related statements of operations for the three-months and nine-months ended January 31, 2006 and 2007, and the related statement of cash flows for the nine-months ended January 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC
Denver, Colorado
March 21, 2007




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                      Condensed Consolidated Balance Sheet

                                                                                      Unaudited                  Audited
                                                                                  --------------            ---------------
                                                                                   January 31,                April 30,
                                                                                      2007                       2006
                                                                                  --------------            ---------------

ASSETS:

   Current Assets:
      Cash                                                                             $ 19,564                      $ 999
      Marketable Securities                                                             292,800                          -
                                                                                  --------------            ---------------

Total Current Assets                                                                    312,364                        999
                                                                                  --------------            ---------------

   Other Assets:
      Leases                                                                          7,324,000                    284,000
      Mineral Rights                                                                    966,667                    966,667
                                                                                  --------------            ---------------

Total Other Assets                                                                    8,290,667                  1,250,667
                                                                                  --------------            ---------------

TOTAL ASSETS                                                                         $8,603,031                 $1,251,666
                                                                                  ==============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current Liabilities:
        Accounts Payable                                                              $ 218,375                  $ 366,375
        Accrued Interest Payable                                                        139,527                          -
        Notes Payable                                                                 4,450,988                    818,550
                                                                                  --------------            ---------------

Total Current Liabilities                                                             4,808,890                  1,184,925
                                                                                  --------------            ---------------

   Long Term Liabillities                                                             2,700,000

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                                   1,255                        952
        authorized, 12,545,768 shares issued and outstanding
        as of January 31, 2007 and 9,518,833 shares as of April 30, 2006
    Additional paid-in capital                                                        1,957,586                    415,889
    Deficit accumulated during the development stage                                   (864,700)                  (350,100)
                                                                                  --------------            ---------------

Total Stockholders' Equity                                                            1,094,141                     66,741
                                                                                  --------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $8,603,031                 $1,251,666
                                                                                  ==============            ===============


See accountants' review report




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                   October 22, 2002
                                                                                                                    (Inception) to

                                             Three Months ended                    Nine Months ended               October 22, 2002
                                                January 31,                           January 31,                   Inception to
                                           2007               2006              2007               2006            January 31, 2007
                                      ---------------    ---------------   ----------------   ---------------    -------------------

Revenue:
   Miscellaneous Income                          $ -                $ -                $ -               $ -                    $ -
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Total Income                                       -                  -                  -                 -                      -

Costs and Expenses:
      Consulting                              22,000                  -            204,200                 -                354,200
      Accounting & Legal                       7,925                  -             29,925                 -                229,975
      Lease Expenses                           1,510                  -             41,570                 -                 41,570
      Office Expenses                          1,388                  -              6,880                 -                  6,930
      Bank Charges                               106                  -                254                 -                    254
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Total Expenses                                32,929                  -            282,829                 -                632,929
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Net Loss From Operations                     (32,929)                 -           (282,829)                -               (632,929)
                                      ---------------    ---------------   ----------------   ---------------    -------------------

Other Income and Expenses
      Interest expense                       131,915                  -            151,665                 -                151,665
      Interest income                           (222)                                 (277)                                    (277)
      Realized loss                            7,183                                 7,183                                    7,183
      Unrealized loss                         33,200                  -             73,200                 -                 73,200
                                      ---------------    ---------------   ----------------   ---------------    -------------------
Net Loss                                   $(205,005)               $ -          $(514,600)              $ -             $ (864,700)
                                      ===============    ===============   ================   ===============    ===================
Per Share Information
Loss per common share                    $ (0.02)               *  )           $ (0.05)              *
                                      ===============    ===============   ================   ===============

Weighted average number
of shares outstanding                     12,544,768            485,500         11,272,207           485,500
                                      ===============    ===============   ================   ===============
*   Less than $0.01


See Accountants' Review Report




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                Nine months                     October 22,2002
                                                                              Ended January 31,                  Inception to
                                                                            2007             2005              January 31, 2007
                                                                        -------------    -------------    --------------------------
Cash Flows from Operating Activities

     Net Loss                                                              $(514,601)             $ -           $ (864,701)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Unrealized loss on marketable securities                             73,200                                73,200
         Stock issued for services                                           154,500                               154,500
         (Increase) in current assets                                       (366,000)               -             (366,000)
         Increase (decrease) in accounts payable and accrued expenses        (10,472)                              355,903
                                                                        -------------    -------------    -----------------
Net Cash Used by Operating Activities                                       (663,373)               -             (647,098)
                                                                        -------------    -------------    -----------------
Cash Flows from Investing Activities
     Acquisition of Wyoming lease                                         (7,040,000)                           (7,040,000)
     Acquisition - net of cash acquired                                            -                -             (813,001)
                                                                        -------------    -------------    -----------------
Net Cash Used for Investing Activities                                    (7,040,000)               -           (7,853,001)
                                                                        -------------    -------------    -----------------
Cash Flows from Financing Activities
     Stock issued for cash                                                   397,500                -              397,550
     Stock issued for debt/assets                                            990,000                               990,000
     Proceeds from/(Payments to) notes payable                             6,526,336                -            6,744,886
     Proceeds from/(Payments to) notes payable - related party              (191,898)                              408,102
     Merger accounting                                                                                             (20,875)
                                                                        -------------    -------------     ---------------
Net Cash Provided by Financing Activities                                  7,721,938                -            8,519,663
                                                                        ------------     -------------     ---------------
                                                                                                           `
Net Increase in Cash & Cash Equivalents                                       18,565                -               19,564

Beginning Cash & Cash Equivalents                                                999                -                    -

Ending Cash & Cash Equivalents                                              $ 19,564              $ -             $ 19,564
                                                                        =============    =============    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                         $ 11,988              $ -             $ 11,988
                                                                        =============    =============    =================
     Cash paid for income taxes                                                  $ -              $ -                  $ -
                                                                        =============    =============    =================

NON-CASH TRANSACTIONS
     Stock issued for debt                                                 $ 150,000                             $ 150,000
     Stock issued for marketable securities                                  400,000                               400,000
     Stock issued for other assets                                           440,000                               440,000
     Stock issued for services                                               154,500                -              154,500
          Total non-cash transactions                                     $1,144,500              $ -          $ 1,144,500

See Accountants' Review Report





                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                       Statements of Stockholders' Equity
                                January 31, 2007
                                   (Unaudited)


                                                         January 31, 2007

                                                                                   Deficit
                                             COMMON STOCK           Additonal    Accum. During     Total
                                                                     Paid-in      Development     Stockholders'
                                        # of Shares     Amount       Capital        Stage         Equity
                                       --------------------------  ------------  ------------   ------------

Balance - October 22, 2002                       -           $ -           $ -           $ -            $ -
Stock issued for cash                        1,000             1            49             -             50
Net Loss for Period                              -             -             -           (50)           (50)
                                       ---------------------------------------------------------------------
Balance - December 31, 2002                  1,000             1            49           (50)             -
                                       ---------------------------------------------------------------------
Net Loss for Year                                -             -             -             -              -
                                       ------------   -----------  ------------  ------------   ------------
Balance - December 31, 2003                  1,000             1            49           (50)             -
                                       ------------   -----------  ------------  ------------   ------------
Net Loss for Year                                -             -             -             -              -
                                       ------------   -----------  ------------  ------------   ------------
Balance - December 31, 2004                  1,000             1            49           (50)             -
                                       ------------   -----------  ------------  ------------   ------------
Issuance of shares for Merger            9,033,333           903       436,763             -        437,666
Merger accounting                          484,500            48       (20,923)                     (20,875)
Net Loss for Year                                -             -             -      (350,050)      (350,050)
                                       ------------   -----------  ------------  ------------   ------------
Balance - April 30, 2006                 9,518,833           952       415,889      (350,100)        66,741
                                       ------------   -----------  ------------  ------------   ------------
Issuance of Stock for Cash                 740,000            74       369,926             -        370,000
Net Loss for Period                              -             -             -       (45,929)       (45,929)
                                       ------------   -----------  ------------  ------------   ------------
Balance - July 31, 2006                 10,259,833         1,026       785,815      (396,029)       390,812
                                       ------------   -----------  ------------  ------------   ------------
Issuance of Stock for Cash                  55,000             6        27,494                       27,500
     at $0.50 per share plus warrant
      at $0.75
Issuance of Stock for Debt                 241,935            24       149,976                      150,000
     at $0.62 per share
Issuance of Stock for Marketable
  Securities at $0.50 per share            800,000            80       399,920                      400,000

Issuance of Stock for Services             309,000            31       154,469                      154,500
     at $0.50 per share
Net Loss for Period                                                                 (263,666)      (263,666)
                                       ------------   -----------  ------------  ------------   ------------
Balance - October 31, 2006              11,665,768         1,167     1,517,674      (659,695)       859,146
                                       ------------   -----------  ------------  ------------   ------------
Issuance of Stock for Lease acquisition    880,000            88       439,912                      440,000
Net Loss for Period                                                                 (205,005)      (205,005)
                                       ------------   -----------  ------------  ------------   ------------
Balance - January 31, 2007              12,545,768       $ 1,255    $1,957,586    $ (864,700)    $1,094,141
                                       ============   ===========  ============  ============   ============

See accountants' review report.

                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                        Notes to the Financial Statements
                       Nine Months Ended January 31, 2007
                                   (Unaudited)

Note 1 - Presentation of Interim Information:

In the opinion of the management of Sun River Energy, Inc. (A Development Stage Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2007 and 2006 and the results of operations for the three-months and nine-months ended January 31, 2007 and 2006 and October 22, 2002 (inception) to January 31, 2007, and cash flows for the nine-months ended January 31, 2007 and 2006 and October 31, 2002 (inception) to January 31, 2007 Interim results are not necessarily indicative of results for a full year.

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

Note 3 - Marketable Securities:

The Company holds 83,000 shares of Tonga Capital Corp a publicly traded company.


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                        Notes to the Financial Statements
                       Nine Months Ended January 31, 2007
                                   (Unaudited)
Note 4 - Notes Payable:

As of January 31, 2007 the Company had the following notes payable outstanding:

                                    Interest      Initial                    Current      Accrued       Date
 Owed to:               Date          Rate       Principal      Repay        Balance      Interest      Due       Security
---------------------- ----------- ----------- -------------- ----------- -------------- ----------- ----------- -----------

Nova Leasing, Inc.       04/12/06    6.00%     $   64,000            -    $   64,000     $  3,786      07/12/06     None
Sharon K Fowler          04/20/06    6.00%     $  150,000      $71,114    $   78,886     $  1,089      07/15/07     None

Robert A Doak Jr         04/10/06    6.00%     $  600,000      $191,898   $  408,102     $ 13,954      01/02/07     None
Nova Leasing, Inc.       11/03/06     7.5%     $6,600,000                 $6,600,000     $120,699      10/15/07     Lease
Michael A. Littman       11/30/06     -        $    9,000      $  7,000   $    2,000           -           -        None

     During the quarter needed January 31, 2007, Mr. Littman loaned funds of $9,000 to the Company. During the quarter ended January 31, 2007, the Company made a payment of $7,000 on the loan. Mr. Littman has waived any interest on the loan. On January 31, 2007, the outstanding balance of the loan was $2,000.


As of March 15, 2006, the Company was in negotiations with Nova Leasing regarding the lease acquisition note due March 15, 2007 and had a verbal agreement to extend the due date of the note. The note with Sharon Fowler was delinquent by $75,000 at January 31, 2007 but was under a verbal agreement to extend the due date to February 28, 2007. The note with Robert A. Doak, Jr. was delinquent in the amount of $408,102 at January 31, 2007, and had been extended to February 28, 2007 and is under a verbal extension at the moment.

Note 5 - Stockholders' Equity

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

Item 2. Management's Discussion and Analysis or Plan of Operation.


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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Sun River Energy, Inc. actual results to be materially different from any future results expressed or implied by Sun River Energy, Inc., in those statements. Important facts that could prevent Sun River Energy, Inc. from achieving any stated goals include, but are not limited to, the following:

(a)      volatility or decline of the Company's stock price;
(b)      potential fluctuation in quarterly results;
(c)      failure of the Company to earn revenues or profits;
(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;
(e)      failure to achieve production;
(f)      rapid and significant changes in markets;
(g)      litigation with or legal claims and allegations by outside parties;
(h)      insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable. The Company may not be able to successfully develop, manage or market its products and services. The Company may not be able to attract or retain qualified executives and technology personnel. The Company's products and services may become obsolete, government regulations may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 31, 2007 COMPARED TO SAME QUARTER IN 2006.

The Company had no revenues in the period in 2007 or 2006. The Company incurred $32,929 in operations expenses in 2007 compared to $0 in 2006. The Company had a net loss of ($205,005) for the period in 2007 compared to $0 in 2006. The loss per share was less than ($0.01) for the period in 2007 compared to $0.00 in 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2007 COMPARED TO SAME PERIOD IN 2006.

The Company had no revenues in the period in 2007 or 2006. The Company incurred $282,830 in operations expenses in 2007 compared to $0 in 2006. The Company had a net loss of ($514,601) for the period in 2007 compared to $0 in 2006. The loss per share was less that ($0.01) for the period in 2007 compared to $0.00 in 2006.

The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commercialize some business activity.

LIQUIDITY AND CAPITAL

The Company had $19,564 in cash as of January 31, 2007, which should allow the Company to pursue certain lease developments on an extremely limited basis. The current liabilities exceeded its current assets by $5,121,254. The Company will need to raise capital through loans or private placements in order to carry out any operational plan, the however there is no assurance that additional funds will be forthcoming.

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

"GOING CONCERN" QUALIFICATION

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report on the April 30, 2006 financial statements. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company is engaging in limited business activities, has limited capital, debt in excess of $7,508,890 all of which is current, limited cash, other assets which are not readily marketable, and no capital commitments. The effects of such conditions could easily lead to the bankruptcy of the Company.

Management hopes to develop its business plan and will need to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital.

Trends; The Company expects that the trend of no income and ongoing losses will continue until sufficient lease development has occurred that will provide for an adequate flow of revenues to sustain the Company. No assurances can be made that these efforts will be successful.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of January 31, 2007 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any corrective action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities

As of March 15, 2006, the Company was in negotiations with Nova Leasing regarding the lease acquisition note due March 15, 2007 and had a verbal agreement to extend the due date of the note. The note with Sharon Fowler was delinquent by $75,000 at January 31, 2007 but was under a verbal agreement to extend the due date to February 28, 2007. The note with Robert A. Doak, Jr. was delinquent in the amount of $408,102 at January 31, 2007, and had been extended to February 28, 2007 and is under a verbal extension at the moment.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-B.

         Exhibit 31.1 Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act


         Exhibit 32.1 Certification of Principal Executive Officer
                            pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


               In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      SUN RIVER ENERGY, INC.
(Registrant)

Date:  March 21, 2007                              /s/ Wesley F. Whiting
                                                      ---------------------
                                                  Wesley F. Whiting, President