Form 10KSB/A
period 2006-04-30
SUN RIVER ENERGY, INC
filed 2007-06-01
CIK 1066551

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


                         Explanatory Note on Amendment

     This Amendment has been filed to make revisions to the financial statements for the year ended April 30 2006 included in the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 that was filed with Securities and Exchange Commission on August 15, 2006 (the "Original Filing Date"). This Amendment continues to speak as of the Original Filing Date, and the registrant has not updated the disclosures herein to reflect any events that occurred at a date subsequent to such date.

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

Statements of Cash Flow                                                      F-4

Statements of Stockholders'                                                  F-5

Notes to Financial Statements                                          F-6 - F-8

                                       DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                                           (A Development Stage Company)

                                               FINANCIAL STATEMENTS

                                         For the Year Ended April 30, 2006

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Dynadapt System, Inc. and Subsidiary


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Dynadapt System, Inc.,a development stage company, and its subsidiary as of April 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynadapt System, Inc. and its subsidiary at April 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company is in the development stage and conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8 to the financial statements, certain reclassifications were discovered by the Company. Accordingly, the 2006 financial statements have been restated.



August 2, 2006 (except for Note 8 as to which the date is May 29, 2007)

Jaspers + Hall PC
/s/Jaspers + Hall PC



                      DYNADAPT SYSTEM, INC AND SUBSIDIARY
                         (A Development Stage Company)
                           Consolidated Balance Sheets
                                    Restated


                                                                                                       Audited
                                                                                        ------------------------------------
                                                                                                       April 30,
                                                                                             2006                  2005
                                                                                        ---------------         -----------
ASSETS:

   Current Assets:
      Cash                                                                                       $ 999                  $ -
                                                                                        ---------------         -----------
Total Current Assets                                                                               999                    -
                                                                                        ---------------         ------------
   Other Assets:
       Leases                                                                                  284,000                    -
       Mineral Rights                                                                          100,000                    -
                                                                                        ---------------         ------------
Total Other Assets                                                                             384,000                    -

TOTAL ASSETS                                                                                $  384,999                  $ -
                                                                                        ===============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current Liabilities:
         Accounts Payable                                                                    $ 366,375             $      -
         Notes Payable                                                                         218,550                    -
         Notes payable - Related Parties                                                       600,000                    -
                                                                                        ---------------         ------------
Total Current Liabilities                                                                    1,184,925                    -
                                                                                        ---------------         ------------
 Stockholders' Equity (Deficit):
    Common stock, $.0001 par value, 100,000,000 shares                                             952                    1
        authorized, 9,518,833 shares issued and outstanding
        as of April 30, 2006 and 485,500 shares as of April 30, 2005
    Additional Paid-In Capital                                                                (450,778)                  49
    Deficit accumulated during the
      development stage                                                                       (350,100)                 (50)
                                                                                        ---------------         ------------
Total Stockholders' Equity (Deficit)                                                          (799,926)                   -
                                                                                        ---------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $  384,999                  $ -
                                                                                        ===============         ============

The accompanying notes are an integral part of these financial statements.



                     DYNADAPT SYSTEMS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                    Restated





                                                               Year ended                       November 1, 2002
                                                                 April 30,                        (Inception) to
                                                         2006                   2005             April 30, 2006
                                                    ----------------       ----------------      --------------
Revenue:
    Miscellaneous Income                                        $ -                    $ -                 $ -
                                                    ----------------       ----------------      --------------
Total Income                                                      -                      -

Costs and Expenses:
     Consulting                                             150,000                      -             150,000
     Accounting & Legal                                     200,050                      -             200,050
     Office Expense                                               -                      -                  50
     Bank Charges                                                 -                      -                   -
                                                    ----------------       ----------------      --------------
Total Expenses                                              350,050                      -             350,100
                                                    ----------------       ----------------      --------------
Net Loss From Operations                                   (350,050)                     -            (350,100)
                                                    ----------------       ----------------      --------------

Other Income
     Interest Expense                                             -                      -                   -
     Interest Income                                              -                      -                   -
                                                    ----------------       ----------------      --------------
Net Loss                                                  $(350,050)                   $ -           $(350,100)
                                                    ================       ================      ==============
Per Share Information:
     Weighted average number
     of common shares outstanding                           532,806                  1,000
                                                    ----------------       ----------------

Net Loss per common share                                   $ (0.66)                 $ -
                                                    ================       ================

The accompanying notes are an integral part of these financial statements.


                      DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                 April 30, 2006
                                    Restated











                                                                                                 Deficit
                                                     COMMON STOCK              Additonal       Accum. During       Total
                                                                                Paid-in         Development         Stockholders'
                                             # of Shares         Amount         Capital           Stage           Equity
                                            ---------------   -------------   -------------   --------------   --------------

Balance - November 1, 2002                               -             $ -             $ -              $ -              $ -
Stock issued for cash                                1,000               1              49                -               50
Net Loss for Period                                      -               -               -              (50)             (50)
                                            ---------------------------------------------------------------------------------
Balance - December 31, 2002                          1,000               1              49              (50)               -
                                            ---------------------------------------------------------------------------------
Net Loss for Year                                        -               -               -                -                -
                                            ---------------   -------------   -------------   --------------   --------------
Balance - December 31, 2003                          1,000               1              49              (50)               -
                                            ---------------   -------------   -------------   --------------   --------------
Net Loss for Year                                        -               -               -                -                -
                                            ---------------   -------------   -------------   --------------   --------------
Balance - December 31, 2004                          1,000               1              49              (50)               -
                                            ---------------   -------------   -------------   --------------   --------------
Issuance of shares for
  acquisition of subsidiary                      8,333,333             833         401,833                -          402,666
Merger accounting                                  484,500              48         (20,923)               -          (20,875)
Issuance of stock for leases                       700,000              70          34,930                -           35,000
Value of subsidiary in excess
 of related party's basis                                -               -        (866,667)               -         (866,667)
Net Loss for Year                                        -               -               -         (350,050)        (350,050)
                                            ---------------   -------------   -------------   --------------   --------------
Balance - April 30, 2006                         9,518,833           $ 952       $(450,778)      $ (350,100)       $(799,926)
                                            ===============   =============   =============   ==============   ==============



The accompanying notes are an integral part of these financial statements.


                      DYNADAPT SYSTEM, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                    Restated


                                                                                  Year ended                 November 1, 2002
                                                                                   April 30,                  (Inception) to
                                                                            2006               2005           April 30, 2006
                                                                        -------------     ---------------     ------------
Cash Flows from Operating Activities:

     Net Loss                                                             $ (350,050)               $ -        $(350,100)
     Stock issued for services                                                     -                  -               25
     Stock issued for leases                                                  35,000                              35,000
     Adjustments for merger                                                        -                  -          (44,379)
     Adjustments to reconcile net loss to net cash used
        by operating activities:
     Increase in Accounts Payable                                            350,050                  -          366,375
                                                                        -------------     ---------------     ------------
Net Cash Used by Operating Activities                                         35,000                  -            6,921
                                                                        -------------     ---------------     ------------
Cash Flows from Investing Activities

    Acquisition - net of cash acquired                                      (848,001)                 -         (848,001)
                                                                        -------------     ---------------     ------------
Net Cash Used for Investing Activities                                      (848,001)                 -         (848,001)
                                                                        -------------     ---------------     ------------
Cash Flows from Financing Activities:
     Proceeds from notes payable                                             214,000                  -          218,550
     Proceeds from notes payable - related party                             600,000                             600,000
     Proceeds from stock issuance                                                  -                  -           23,529
                                                                        -------------     ---------------     ------------
Net Cash Used for Financing Activities                                       814,000                  -          842,079
                                                                        -------------     ---------------     ------------
Net Increase in Cash & Cash Equivalents                                          999                  -              999

Beginning Cash & Cash Equivalents                                                  -                  -                -
                                                                        -------------     ---------------     ------------
Ending Cash & Cash Equivalents                                                 $ 999                $ -            $ 999
                                                                        =============     ===============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                      $ -                $ -             $ 20
                                                                        =============     ===============     ============
     Cash paid for Income Taxes                                                  $ -                $ -              $ -
                                                                        =============     ===============     ============
NON-CASH TRANSACTIONS
     Stock issued for services                                                   $ -                $ -             $ 25
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
                                                                        ========

Note 7 - Leases and Mineral Rights:

The property is valued at $214,000 for 3,200 acres of leases in Wyoming assigned from Nova Leasing, Inc. and Sharon Fowler. This is the amount of the 2 notes listed in Note 6. The Mineral rights in New Mexico are valued at $100,000 which is based on the predecessor basis in th mineral rights.

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

Restatement

The Company has restated its balance sheet, statement of operations, statement of stockholders' equity, and statement of cash flows for the year ended April 30, 2006, to properly disclose the recapitalization of Sun River Energy, Inc and its subsidiary, Sun River Energy, Inc. whereby Sun River Energy is the surviving entity and as such the historical financial statements presented are those of Sun River Energy, Inc. Previously reflected goodwill in the amount of $866,667 for the acquisition of mineral rights was adjusted against additional paid in capital to reflect predecessor basis of $100,000.



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


Date: May 30, 2007           By:/s/Wesley F. Whiting
                                ----------------------------------------
                                Wesley F. Whiting, President and Director


Date: May 30, 2007            By:/s/Reginald T. Green
                                -----------------------------------------
                                Reginald T. Green, Secretary and Director