Form 10QSB/A
period 2006-07-31
SUN RIVER ENERGY, INC
filed 2007-06-01
CIK 1066551

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

                         Explanatory Note on Amendment

This Amendment has been filed to make revisions to the financial statements for the three months ended July 31, 2006 included in the Quarterly Report on Form 10QSB for the quarter ended July 31, 2006 that was filed with the Securities and Exchange Commission on October 2, 2006 (the "Original Filing Date"). This Amendment continues to speak as of the Original Filing Date, and the registrant has not updated the disclosures herein to reflect an events that occurred subsequent to such date.



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

As discussed in Note 3 to the financial statements, certain reclassifications were discovered by the Company. Accordingly the 2006 financial statements have been restated.


/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, CO
September 26, 2006 (except for Note 3 as to which the date is May 29, 2007)


                             SUN RIVER ENERGY, INC.
                     Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                    Restated


                                                                                    Unaudited                  Audited
                                                                                  --------------            ---------------
                                                                                    July 31,                  April 30,
                                                                                      2006                       2006
                                                                                  --------------            ---------------
ASSETS:

   Current Assets:
      Cash                                                                             $ 92,570                      $ 999
                                                                                  --------------            ---------------

Total Current Assets                                                                     92,570                        999
                                                                                  --------------            ---------------

   Other Assets:
      Drilling Bond                                                                       7,500
      Leases                                                                            284,000                    284,000
      Mineral Rights                                                                    100,000                    100,000
                                                                                  --------------            ---------------

Total Other Assets                                                                      391,500                    384,000
                                                                                  --------------            ---------------

TOTAL ASSETS                                                                         $  484,070                 $  384,999
                                                                                  ==============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current Liabilities:
        Accounts Payable                                                              $ 366,375                  $ 366,375
        Notes Payable                                                                   193,550                    218,550
        Notes Payable - Related Parties                                                 400,000                    600,000
                                                                                  --------------            ---------------

Total Current Liabilities                                                               959,925                  1,184,925
                                                                                  --------------            ---------------

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                                   1,026                        952
        authorized, 10,258,833 shares issued and outstanding
        as of July 31, 2006 and 9,518,833 shares as of April 30, 2006
    Additional paid-in capital                                                          (80,852)                  (450,778)
    Deficit accumulated during the development stage                                   (396,029)                  (350,100)
                                                                                  --------------            ---------------

Total Stockholders' Equity                                                             (475,855)                  (799,926)
                                                                                  --------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  484,070                 $  384,999
                                                                                  ==============            ===============


                                 See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                     Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                    Restated


                                                       Three Months ended                      November 1, 2002
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
                                              ===============          ===============          ==============

Per Share Information
Loss per common share                                *                        *
                                              ===============          ===============


Weighted average number
of shares outstanding                             10,003,875                  416,970
                                              ---------------          ---------------

*   Less than $0.01


                                 See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                     formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                    Restated

                                                                            Three Months           November 1, 2002
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
                                                                      ===========     ===========    ============

                                   See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                     Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                                  July 31, 2006
                                    Restated


                                                                                                    Deficit
                                               COMMON STOCK                     Additonal        Accum. During           Total
                                     ------------------------------------
                                                                                 Paid-in          Development        Stockholders'
                                       # of Shares            Amount             Capital             Stage              Equity
                                     ----------------     ---------------     --------------     ---------------     --------------
Balance - November 1, 2002                         -                 $ -                $ -                 $ -                $ -
Stock issued for cash                          1,000                   1                 49                   -                 50
Net Loss for Period                                -                   -                  -                 (50)               (50)
                                     ----------------------------------------------------------------------------------------------

Balance - December 31, 2002                    1,000                   1                 49                 (50)                 -
                                     ----------------------------------------------------------------------------------------------

Net Loss for Year                                  -                   -                  -                   -                  -
                                     ----------------     ---------------     --------------     ---------------     --------------

Balance - December 31, 2003                    1,000                   1                 49                 (50)                 -
                                     ----------------     ---------------     --------------     ---------------     --------------

Net Loss for Year                                  -                   -                  -                   -                  -
                                     ----------------     ---------------     --------------     ---------------     --------------

Balance - December 31, 2004                    1,000                   1                 49                 (50)                 -
                                     ----------------     ---------------     --------------     ---------------     --------------

Issuance of shares for Merger              9,033,333                 903            436,763                   -            437,666
Merger accounting                            485,500                  48            (20,923)                               (20,875)
Value of subsidiary in
  excess of related party's basis                  -                   -           (866,667)                  -           (866,667)
Net Loss for Year                                  -                   -                  -            (350,050)          (350,050)
                                     ----------------     ---------------     --------------     ---------------     --------------

Balance - April 30, 2006                   9,519,833                 952           (406,398)            (350,100)         (799,926)
                                     ----------------     ---------------     --------------     ---------------     --------------

Issuance of Stock for Cash                   740,000                  74            369,926                   -            370,000
Net Loss for Period                                -                   -                  -             (45,929)           (45,929)
                                     ----------------     ---------------     --------------     ---------------     --------------

Balance - July 31, 2006                   10,259,833             $ 1,026           $(80,852)          $ (396,029)         $(475,855)
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


Note 3 - Restatement

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

Date: May 30, 2007



                                     SUN RIVER ENERGY, INC.
                                     (Formerly Dynadapt System, Inc.)


                                     /s/ Wesley F. Whiting
                                     -------------------------------------------
                                     Wesley F. Whiting, President