Form 10QSB/A
period 2006-10-31
SUN RIVER ENERGY, INC
filed 2007-06-01
CIK 1066551

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A
                                (Amendment No. 2)


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

                         Explanatory Note on Amendment

This Amendment has been filed to make revisions to the financial statements for the six months ended October 31, 2006 included in the Quarterly Report on Form 10QSB for the quarter ended October 31, 2006 that was filed with the Securities and Exchange Commission on December 20, 2006 (the "Original Filing Date") and amended on January 7, 2007. This Amendment continues to speak as of the Original Filing Date, and the registrant has not updated the disclosures herein to reflect an events that occurred subsequent to such date.

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


Jaspers + Hall, PC
Denver, CO
December 19, 2006 (except for Note 3 as to which the date is May 29, 2007)


                             SUN RIVER ENERGY, INC.
                     Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                    Restated



                                                                                    Unaudited                  Audited
                                                                                  --------------            ---------------
                                                                                   October 31,                April 30,
                                                                                      2006                       2006
                                                                                  --------------            ---------------

ASSETS:

   Current Assets:
      Cash                                                                             $ 33,453                      $ 999
      Rounding                                                                                1
      Marketable Securities                                                             360,000                          -
                                                                                  --------------            ---------------

Total Current Assets                                                                    393,454                        999
                                                                                  --------------            ---------------

   Other Assets:
      Leases                                                                            284,000                    284,000
      Mineral Rights                                                                    100,000                    100,000
                                                                                  --------------            ---------------

Total Other Assets                                                                      384,000                    384,000
                                                                                  --------------            ---------------

TOTAL ASSETS                                                                         $  777,454                 $  384,999
                                                                                  ==============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current Liabilities:
        Accounts Payable                                                              $ 216,375                  $ 366,375
        Accrued Interest Payable                                                         19,600                          -
        Notes Payable                                                                   149,000                    218,550
        Notes Payable - Related Parties                                                 400,000                    600,000
                                                                                  --------------            ---------------

Total Current Liabilities                                                               784,975                  1,184,925
                                                                                  --------------            ---------------

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                                   1,167                        952
        authorized, 11,665,768 shares issued and outstanding
        as of October 31, 2006 and 9,518,833 shares as of April 30, 2006
    Additional paid-in capital                                                          651,007                   (450,778)
    Deficit accumulated during the development stage                                   (659,695)                  (350,100)
                                                                                  --------------            ---------------

Total Stockholders' Equity                                                               (7,521)                  (799,926)
                                                                                  --------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  777,454                 $  384,999
                                                                                  ==============            ===============


See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                     Formerly known as Dynadapt System, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                    Restated







                                             Three Months ended                    Six Months ended                November 1, 2002
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
                                      ===============    ===============   ================   ===============
*   Less than $0.01


See Accountants' Review Report


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                    Restated





                                                                               Six Months                         November 1, 2002
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
                                                                        ============     ============    ==================

See Accountants' Review Report




                             SUN RIVER ENERGY, INC.
                     Formerly Known as Dynadapt System, Inc.
                          (A Development Stage Company)
                       Statements of Stockholder's Equity
                                October 31, 2006
                                    Restated


                                                                                            Deficit
                                                  COMMON STOCK             Additonal       Accum. During     Total
                                                                            Paid-in         Development    Stockholders'
                                           # of Shares       Amount         Capital          Stage           Equity
                                           -------------   ------------   -------------   -------------   -------------

Balance - November 1, 2002                            -            $ -             $ -             $ -             $ -
Stock issued for cash                             1,000              1              49               -              50
Net Loss for Period                                   -              -               -             (50)            (50)
                                           ----------------------------------------------------------------------------
Balance - December 31, 2002                       1,000              1              49             (50)              -
                                           ----------------------------------------------------------------------------
Net Loss for Year                                     -              -               -               -               -
                                           -------------   ------------   -------------   -------------   -------------

Balance - December 31, 2003                       1,000              1              49             (50)              -
                                           -------------   ------------   -------------   -------------   -------------

Net Loss for Year                                     -              -               -               -               -
                                           -------------   ------------   -------------   -------------   -------------

Balance - December 31, 2004                       1,000              1              49             (50)              -
                                           -------------   ------------   -------------   -------------   -------------
Issuance of shares for Merger                 9,033,333            903         436,763               -         437,666
Merger accounting                               484,500             48         (20,923)                        (20,875)
Value of subsidiary n excess
  of related party's basis                            -              -        (866,667)              -        (866,667)
Net Loss for Year                                     -              -               -        (350,050)       (350,050)
                                           -------------   ------------   -------------   -------------   -------------
Balance - April 30, 2006                      9,518,833            952        (406,398)        (350,100)      (799,926)
                                           -------------   ------------   -------------   -------------   -------------
Issuance of Stock for Cash                      740,000             74         369,926               -         370,000
Net Loss for Period                                   -              -               -         (45,929)        (45,929)
                                           -------------   ------------   -------------   -------------   -------------
Balance - July 31, 2006                      10,259,833          1,026         (80,852)        (396,029)      (475,855)
                                           -------------   ------------   -------------   -------------   -------------
Issuance of Stock for Cash                       55,000              6          27,494                          27,500
     at $0.50 per share plus warrant at $0.75
Issuance of Stock for Debt                      241,935             24         149,976                         150,000
     at $0.62 per share
Issuance of Stock for Marketable Securities     800,000             80         399,920                         400,000
     at $0.50 per share
Issuance of Stock for Services                  309,000             31         154,469                         154,500
     at $0.50 per share
Net Loss for Period                                                                           (263,666)       (263,666)
                                           -------------   ------------   -------------   -------------   -------------
Balance - October 31, 2006                   11,665,768        $ 1,167      $  651,007      $ (659,695)      $  (7,521)
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


Note 4 - Subsequent Events

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