Form 10QSB/A
period 2007-01-30
SUN RIVER ENERGY, INC
filed 2007-06-01
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
(Mark One)

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

                         Explanatory Note on Amendment

This Amendment has been filed to make revisions to the financial statements for the nine months ended January 30, 2007 included in the Quarterly Report on Form 10QSB for the quarter ended January 30, 2007 that was filed with the Securities and Exchange Commission on March 22, 2007 (the "Original Filing Date"). This Amendment continues to speak as of the Original Filing Date, and the registrant has not updated the disclosures herein to reflect an events that occurred subsequent to such date.




                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sun River Energy, Inc.

We have reviewed the accompanying balance sheet of Sun River Energy, Inc. as of January 31, 2007 and the related statements of operations for the three-months and nine-months ended January 31, 2007 and 2006, and the related statement of cash flows for the nine-months ended January 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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


As discussed in Note 3 to the financial statements, certain reclassifications were discovered by the Company. Accordingly the 2007 financial statements have been restated.


/s/ Jaspers + Hall, PC
Denver, Colorado
March 21, 2007 (except for Note 3 as to which the date is May 29, 2007)




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                      Condensed Consolidated Balance Sheet
                                    Restated


                                                                                      Unaudited                  Audited
                                                                                  --------------            ---------------
                                                                                   January 31,                April 30,
                                                                                      2007                       2006
                                                                                  --------------            ---------------

ASSETS:

   Current Assets:
      Cash                                                                             $ 19,564                      $ 999
      Marketable Securities                                                             292,800                          -
                                                                                  --------------            ---------------

Total Current Assets                                                                    312,364                        999
                                                                                  --------------            ---------------

   Other Assets:
      Leases                                                                          7,324,000                    284,000
      Mineral Rights                                                                    100,000                    100,000
                                                                                  --------------            ---------------

Total Other Assets                                                                    7,424,000                    384,000
                                                                                  --------------            ---------------

TOTAL ASSETS                                                                         $7,736,364                 $  384,999
                                                                                  ==============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current Liabilities:
        Accounts Payable                                                              $ 218,375                  $ 366,375
        Accrued Interest Payable                                                        139,527                          -
        Notes Payable                                                                 4,450,988                    818,550
                                                                                  --------------            ---------------

Total Current Liabilities                                                             4,808,890                  1,184,925
                                                                                  --------------            ---------------

   Long Term Liabillities                                                             2,700,000

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                                   1,255                        952
        authorized, 12,545,768 shares issued and outstanding
        as of January 31, 2007 and 9,518,833 shares as of April 30, 2006
    Additional paid-in capital                                                        1,090,919                   (450,778)
    Deficit accumulated during the development stage                                   (864,700)                  (350,100)
                                                                                  --------------            ---------------

Total Stockholders' Equity                                                              227,474                   (799,929)
                                                                                  --------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $7,736,364                 $  384,999
                                                                                  ==============            ===============


See accountants' review report




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                    Restated




                                             Three Months ended                    Nine Months ended               November 1, 2002
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
                                      ===============    ===============   ================   ===============
*   Less than $0.01


See Accountants' Review Report




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                    Restated



                                                                                Nine months                     November 1,2002
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

See Accountants' Review Report





                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                     Formerly Known as Dynadapt System, Inc.
                       Statements of Stockholders' Equity
                                January 31, 2007
                                   (Unaudited)
                                    Restated



                                                         January 31, 2007

                                                                                   Deficit
                                             COMMON STOCK           Additonal    Accum. During     Total
                                                                     Paid-in      Development     Stockholders'
                                        # of Shares     Amount       Capital        Stage         Equity
                                       --------------------------  ------------  ------------   ------------

Balance - November 1, 2002                       -           $ -           $ -           $ -            $ -
Stock issued for cash                        1,000             1            49             -             50
Net Loss for Period                              -             -             -           (50)           (50)
                                       ---------------------------------------------------------------------
Balance - December 31, 2002                  1,000             1            49           (50)             -
                                       ---------------------------------------------------------------------
Net Loss for Year                                -             -             -             -              -
                                       ------------   -----------  ------------  ------------   ------------
Balance - December 31, 2003                  1,000             1            49           (50)             -
                                       ------------   -----------  ------------  ------------   ------------
Net Loss for Year                                -             -             -             -              -
                                       ------------   -----------  ------------  ------------   ------------
Balance - December 31, 2004                  1,000             1            49           (50)             -
                                       ------------   -----------  ------------  ------------   ------------
Issuance of shares for Merger            9,033,333           903       436,763             -        437,666
Merger accounting                          484,500            48       (20,923)                     (20,875)
Value of subsidiary in excess
of related party's basis                         -             -      (866,667)            -       (866,667)
Net Loss for Year                                -             -             -      (350,050)      (350,050)
                                       ------------   -----------  ------------  ------------   ------------
Balance - April 30, 2006                 9,518,833           952      (450,778)      (350,100)     (799,926)
                                       ------------   -----------  ------------  ------------   ------------
Issuance of Stock for Cash                 740,000            74       369,926             -        370,000
Net Loss for Period                              -             -             -       (45,929)       (45,929)
                                       ------------   -----------  ------------  ------------   ------------
Balance - July 31, 2006                 10,259,833         1,026       (80,852)      (396,029)     (475,855)
                                       ------------   -----------  ------------  ------------   ------------
Issuance of Stock for Cash                  55,000             6        27,494                       27,500
     at $0.50 per share plus warrant
      at $0.75
Issuance of Stock for Debt                 241,935            24       149,976                      150,000
     at $0.62 per share
Issuance of Stock for Marketable
  Securities at $0.50 per share            800,000            80       399,920                      400,000

Issuance of Stock for Services             309,000            31       154,469                      154,500
     at $0.50 per share
Net Loss for Period                                                                 (263,666)      (263,666)
                                       ------------   -----------  ------------  ------------   ------------
Balance - October 31, 2006              11,665,768         1,167       651,007      (659,695)        (7,521)
                                       ------------   -----------  ------------  ------------   ------------
Issuance of Stock for Lease acquisition    880,000            88       439,912                      440,000
Net Loss for Period                                                                 (205,005)      (205,005)
                                       ------------   -----------  ------------  ------------   ------------
Balance - January 31, 2007              12,545,768       $ 1,255    $1,090,919    $ (864,700)    $  227,474
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


Note 4 - Marketable Securities:

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



                                                      SUN RIVER ENERGY, INC.
(Registrant)

Date:  May 30, 2007                              /s/ Wesley F. Whiting
                                                      ---------------------
                                                  Wesley F. Whiting, President