Form 10KSB
period 2007-04-30
SUN RIVER ENERGY, INC
filed 2007-08-14
CIK 1066551

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: April 30, 2007



                         Commission file number 0-27485

                             SUN RIVER ENERGY, INC.
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

As of July 30, 2007 5,048,935 shares of the Company's Common Stock, were held by non-affiliates, of a market value of $6,816,062 based upon the bid price of $1.35 per share on July 30, 2007.

As of July 30, 2007, there were 14,845,768 common shares of the issuer issued and outstanding.

                                TABLE OF CONTENTS


PART I

        Item 1.   Description of Business                                      3
        Item 2.   Description of Property                                     30
        Item 3.   Legal Proceedings                                           32
        Item 4.   Submission of Matters to a Vote of Security Holders         32

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                  Matters                                                     36
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation                                                   31
        Item 7.   Financial Statements                                        38
        Item 8.   Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                         38
        Item 8a.  Controls and Procedures                                     38
        Item 8b.  Other Information                                           39

PART III

        Item 9.   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act  39
        Item 10.  Executive Compensation                                      43
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                  46
        Item 12.  Certain Relationships and Related Transactions              47
        Item 13.  Exhibits                                                    47
        Item 14.  Principal Accountant Fees and Services                      48

SIGNATURES                                                                    49

PART I


ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------
General

     Sun River Energy, Inc. ("Sun River" or the "Company") was incorporated under the laws of the State of Colorado on April 30, 1998 as Dynadapt System, Inc. to raise capital for an Internet website related project. On August 18, 2006, the Company changed its name to Sun River Energy, Inc. in connection with the acquisition of its wholly-owned subsidiary Sun River Energy, Inc. on April 21, 2006.

     On April 21, 2006, we acquired 100% of the issued and outstanding shares (8,633,333) of Sun River Energy, Inc. in exchange for 8,633,333 shares of the Company's common stock, as part of a Plan and Agreement of Reorganization, dated April 21, 2006. As a result of the Plan and Agreement of Reorganization, we changed our business operations to focus on the development as an independent energy company engaged in the exploration of North American unconventional natural gas properties and conventional oil and gas oil and gas exploration.

     As part of the acquisition, we acquired 120,000 acres of a mixture of fee oil and gas mineral interest, some coal bed methane fee interest and, 30,000 acres approximately of other fee mineral rights and 4,000 gross acres of leases that we have now begun to explore for methane.

Business Activities and Recent Developments
-------------------------------------------
Our business operations are in the exploration and development of oil and gas in the exploration of North America including unconventional natural gas in the Rocky Mountain region. Specifically, in the areas described below:

-       Raton Basin;
-       Johnson and Natrona Counties, Wyoming and Colfax County, New Mexico.

Raton Basin

     Our recent field operations have been focused on exploring a coal bed methane prospect located in the Raton Basin in Northern New Mexico.

     We have approximately 11,000 gross acres of coal bed methane prospects in the Raton Basin, of which 5,640 acres are fee (90% interest) and 4,730 acres of which are a lease assignment. After the year ended April 30, 2007, we have drilled 3 coalbed methane wells in the Raton Basin, Myers #1, #2, and #3. All three wells have shown multiple coal zones, which will be completed to seek methane gas. Based upon the data provided in the drilling of these wells, we believe that in the next 12 months we will be able to develope a 20 well drilling plan for approximately 11,000 acres on 640 acre spacing.

     We intend to operate all of our prospects in the Raton Basin and hold working interests of 100% on a 80% NRI our leases, except that we have a 25% working interest in the Sun River #1, LLC a drilling syndication for the Myers #1 and #2 wells which was assembled in fiscal 2006.

     The Raton Basin covers an area that is approximately 80 miles long, north to south, and about 50 miles wide, east to west, encompassing southeastern Colorado and northeastern New Mexico. The Raton Basin contains two coal-bearing formations, the Vermejo formation coals located at depths of between 450 and 4,000 feet and the shallower Raton formation coals, located at the surface to approximately 3,000 feet in depth. Production from the Vermejo coals represents approximately 79% of the total production from the Raton Basin and approximately 78% of the total proved reserves in the Raton Basin. To date, the majority of methane production has been from the Vermejo formation coals in Colorado; and New Mexico.

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

Raton Basin Geology

     We intend to explore for and produce coal bed methane from the high quality bituminous coal resource of the Raton Basin. The basin is a large asymmetric sedimentary trough that developed along the western margin of an ancient Rocky Mountain seaway during the Cretaceous and Tertiary period between 65 to 45 million years ago. Today, the geologic history of what was once a lush tropical coastline and alluvial plain cut by meandering rivers, which subsequently underwent deep burial, tectonism, igneous intrusion, and uplift, is recorded in the rocks of the region; the continued exploration of the basin by geologists is increasing the understanding of the coal bed methane resource base and identifying new hydrocarbon systems and additional unconventional reservoir types.

     Our lease and fee mineral coal bed prospect acreage sits in the southerly half of the basin. In the region, the coal-bearing strata are located primarily in two major groups, the Vermejo and Raton formations, and represent coal development in two slightly contrasting environments. The Vermejo coals represent peat accumulation on an expansive flat-lying flood-plain which was partially protected from erosion by sandy coastal barriers of the underlying Trinidad Sandstone, while the Raton coals represent peat development on a broad, open, humid alluvial fan. Collectively, both formations reflect the development of substantial peat swamps and thick boggy mires, which covered most of the region during Cretaceous and Tertiary times. Subsequent burial under high pressures and temperatures has caused the original peat accumulation to convert into coal, which has high rank and consequentially high gas storage capacity. During burial, small fractured surfaces (cleats) developed throughout the coal, which, coupled with the tectonic forces acting on the region during the building of the Rocky Mountains, has provided significant permeability within the coals, allowing for the extraction of coal bed methane gas and associated water.

     We intend to produce methane from Vermejo coal. Individual Vermejo coal seams can be often traced over several miles, commonly from well to well. Total net Vermejo coal thickness can locally approach up to 20 feet in various individual seams, which seem may vary in thickness from one to 10 feet.

     The shallower Raton formation coals are generally less continuous from well to well, but increasingly represent a very significant resource throughout the basin. Total net Raton coal thickness locally approaches 90 feet in many individual seams, which may vary in thickness from one to 10 feet. Occasionally interbedded with the Raton coals are large sandstone channel complexes, which are increasingly identified as additional potential tight-gas and unconventional sand reservoirs. We intend to attempt completion in the Raton Formation when we find it. We have it in our wells; Myers #1, #2 and #3.

Johnson County; Powder River Basin, Wyoming

     On November 22 2006, we acquired an 85% working interest, from Nova Leasing, LLC, in an 80% Net Revenue Interest in certain leases for approximately 13, 500 acres in Johnson County, Wyoming in the Powder River Basin. Since the acquisition of this working interest we have our activities assessing and evaluating the area of these prospects in order to determine a drilling program for the area. at this time, we have been in the process of planning and developing a 3-D seismic program. As of this time, we do not have any proven reserves or producing wells on these leases.

PRODUCT INFORMATION

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

MARKET INFO

Gas Marketing and Transportation

     We intend to sell any produced gas on an index basis to credit worthy companies including utilities, other end users and possibly energy marketing companies. Natural gas production from the Raton Basin maybe sold into the Mid-Continent through Colorado Interstate Gas Company to the North, or to Zia Natural Gas to the South.

     In the United States, oil and natural gas liquids are sold under contracts extending up to a year based upon monthly refiner price postings, which generally approximate the price of West Texas Intermediate for crude oil and Applicable Conway, Kansas posting for natural gas liquids, adjusted to reflect transportation costs and quality. In Canada, oil and natural gas liquids are sold under short-term contracts at refiner posted prices for Alberta and Saskatchewan, adjusted to reflect transportation costs and quality. Our intent is to sell our oil and natural gas liquids are sold at spot market prices or under short-term contracts.

        At this time, we do not have any transportation commitments in place.

Major Customers

     We don not have any customers that represent in excess of 10% of our total sales, since there have been no sales. The Company does not believe that a loss of any or all of these customers would have a material adverse effect on its business.

Competition

     We intend to compete in virtually all facets of oil and gas business with numerous other companies, including many that have significantly greater resources. Such competitors may be able to pay more for desirable leases and to evaluate, bid for, and purchase a greater number of properties than the financial or personnel resources of the Company will permit. Our ability to increase reserves in the future will be dependent on our ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines and the effect of federal, state, provincial and local regulation on such production.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

General

     Our business is affected by numerous laws and regulations, including, among others, laws and regulations relating to energy, environment, conservation and tax. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, we cannot predict the overall effect of such laws and regulations on its future operations.

     We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the energy industry.

     The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing.

Federal Regulation of the Sale and Transportation of Oil and Gas

     Various aspects of our oil and natural gas operations are regulated by agencies of the federal government. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. While "first sales" by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989,

Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

     We own certain natural gas pipeline facilities that we believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC's jurisdiction. Whether on state or federal land, natural gas gathering may receive greater regulatory scrutiny in the post-Order No. 636 environment.

     We may conduct  certain  operations on federal oil and gas leases, which are administered by the Minerals Management Service ("MMS"). Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Among other restrictions, the MMS has regulations restricting the flaring or venting of natural gas, and the MMS has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition, cash flows and operations. The MMS issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases. On August 20, 2003, the MMS issued a proposed rule that would change certain components of its valuation procedures for the calculation of royalties owed for crude oil sales. The proposed changes included changing the valuation basis for transactions not at arm's-length from spot to NYMEX prices adjusted for locality and quality differentials, and clarifying the treatment of transactions under a joint operating agreement. Final comments on the proposed rule were due on November 10, 2003. We has no way of knowing whether the MMS will implement the proposed changes in a final rule or what effect such changes, if implemented, will have on the Company's results of operations, However, the Company does not believe that this proposed rule would affect it any differently than other producers and marketers of crude oil. We have no federal leases as of date hereof.

     Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC, the MMS, state commissions and the courts. Our cannot predict when or whether any such proposals and proceedings may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries. No material portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

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

State Regulations

     Our operations are also subject to regulation at the state level and, in some cases, county, municipal and local governmental levels. Such regulation includes (1) requiring permits for the drilling of wells, (2) maintaining bonding requirements in order to drill or operate wells and (3) regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used and produced in connection with operations. Our operations are also subject to various conservation laws and regulations. These include (1) proration units, (2) the density of wells that may be drilled, and (3) the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, which generally limit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but (except as noted above) does not generally entail rate regulation. These regulatory burdens may affect profitability, and the Company is unable to predict the future cost or impact of complying with such regulations.

Environmental Regulations

     We are subject to extensive federal, state, and local environmental laws and regulations that, among other things, regulate the discharge or disposal of substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and/or criminal penalties and, in some cases, injunctive relief for failure to comply. Some laws and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. Such laws and regulations render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws and regulations may require the rate of oil and natural gas production to be below the economically optimal rate or may even restrict or prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action such as closure of inactive pits and plugging of abandoned wells to prevent pollution from former or suspended operations. Moreover, from time to time, legislation or other initiatives are proposed to Congress or to state and local governments that would place more onerous conditions on the treatment, storage, disposal or clean-up of certain oil and gas exploration and production wastes. If such legislation or other initiatives were to be enacted or adopted, it could have an adverse impact on the operating costs of the Company, as well as the oil and gas industry in general. The regulatory burden on the oil and natural gas industry increases our cost and risk of doing business and consequently affects its profitability.

     Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon our capital expenditures, earnings or competitive position. We believe that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on it. Nevertheless, changes in environmental laws and regulations have the potential to adversely affect our operations. For example, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners  and other  third  parties  to file  claims  for  personal  injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances."

     We may own or lease, numerous properties that have long been used for oil and gas exploration and production. Although the predecessor owners utilized operating and disposal practices that were standard for the industry at the time, hazardous substances in the past may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such substances have been taken or placed for disposal. In addition, many of these properties have from time to time been operated by third parties whose management of substances was not under our control. These properties and the substances disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act, as amended, and analogous state laws and regulations. Under such laws and regulations, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators), or to perform remedial plugging or pit closure operations to prevent future contamination. We have no knowledge of any environmental hazards as of date hereof.

     In connection with our coal bed methane gas exploration we may from time to time may conduct production enhancement techniques, including various activities designed to induce hydraulic fracturing of the coal bed. While we may perform its production enhancement techniques in substantial compliance with the requirements set forth by the State laws, neither State nor the federal Environmental Protection Agency ("EPA") regulates this coal bed formation hydraulic fracturing as a form of underground injection. It is possible that hydraulic fracturing of coal beds for methane gas production will become regulated within the United States as a form of underground injection, resulting in the imposition of stricter performance standards (which, if not met, could result in diminished opportunities for methane gas production enhancement) and increased administrative and operating costs for the Company.

     Management cannot predict whether potential future regulation of hydraulic fracturing as a form of underground injection would have an adverse material effect on our operations or financial position. However, such regulation is not expected to be any more burdensome to the Company than it would be to other similarly situated companies involved in coal bed methane gas production or tight gas sands production within the United States.

     In our coal bed methane gas exploration the Company typically may bring naturally occurring groundwater to the surface as a by-product of the production of methane gas. This "produced water" is either re-injected into the subsurface or stored or disposed of in evaporation ponds or permitted natural collection features located on the surface at or near the well-site in compliance with federal and state statutes and regulations. In some cases, the produced water is used for stock watering, agricultural or dust suppression purposes, also in substantial compliance with federal, state and local laws and regulations. Under the Federal Water Pollution Control Act (also referred to as the "Clean Water Act") and various other state requirements and regulations, the EPA and the State of Colorado's Department of Public Health and the Environment assert administrative and regulatory enforcement authority over the discharge of produced water. Where we can meet federal and state regulatory requirements and applicable water quality standards, disposal of produced water by discharge to surface water is an option.

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

     Our operations may involve the use of gas-fired compressors to transport collected gas; these compressors are subject to federal and state regulations for the control of air emissions. We will obtain construction permits for compression it enjoys production from any coal bed methane. However, in the future, additional facilities could become subject to additional monitoring and pollution control requirements as compressor facilities are expanded.

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

     At this time, we are is not required and otherwise have no plans to make any material capital expenditures to install pollution control devices at any facilities.

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


RISK FACTORS

     Oil and gas prices are  volatile,  and an extended  decline in prices would
     ---------------------------------------------------------------------------
hurt the Company's profitability and financial condition.
--------------------------------------------------------

     We believe that the markets for oil and gas will continue to be volatile. Any substantial or extended decline in the price of oil or gas would negatively affect the Company's financial condition and results of operations. Revenues, operating results, profitability, future rate of growth and the carrying value of oil and gas properties depend heavily on prevailing market prices for oil and gas. A material decline could reduce tour cash flow and borrowing capacity, as well as the value and the amount of its oil and gas reserves. Various factors beyond our control can affect prices of oil and gas. These factors include:

o    worldwide and domestic supplies of oil and gas;

o the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls;

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

     In addition, we may be required to write down or impair the carrying value of the Company's oil and gas properties when oil and gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to earnings and book value. Once incurred, a write-down of oil and gas properties is not reversible at a later date. We reviews, on a quarterly basis, the carrying value of its oil and gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for estimated asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter, after giving effect to our cash flow hedge positions, if any and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time.

     Our intended  operations will require large amounts of capital that may not
     ---------------------------------------------------------------------------
be recovered.
------------

     If the Company's future revenues were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if it could not obtain capital through its credit facilities or otherwise, our ability to execute its development plans, replace its reserves or maintain its production levels could be greatly limited. Our current development plans will require it to make large capital expenditures for the exploration and development of its oil and natural gas properties.

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

     Our exploratory and development drilling activities may not be successful.

     The Company's future drilling activities may not be successful, and our management cannot be sure that our overall drilling success rate or the Company's drilling success rate for activity within a particular area will not decline. In addition, the wells that we drill may not recover all or any portion of the Company's capital investment in the wells, infrastructure or the underlying leaseholds. We are is currently in the early stages of various exploration projects in the Rocky Mountain area of the United States and we can offer no assurance that the development of these projects will occur as scheduled or that actual results will be in line with our initial estimates. Unsuccessful drilling activities could negatively affect our results of operations and financial condition. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including: o unexpected drilling conditions;

o    pressure or irregularities in formations;

o    equipment failures or accidents;

o    ability to hire and train personnel for drilling and completion services;

o    adverse weather conditions;

o    compliance with governmental requirements; and

o shortages or delays in the availability of drilling rigs and the delivery of equipment.

     In addition, we may not be able to obtain any options or lease rights in potential drilling locations that it identifies. There is no guarantee that the potential drilling locations that we have identified will ever produce oil or natural gas.

        Our Acquisition Activities may not be successful.
        ------------------------------------------------

     As part of our growth strategy, we may make additional acquisitions of businesses and properties. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable, and acquisitions pose substantial risks to our business, financial condition and results of operations. In pursuing acquisitions, we competes with other companies, many of which have greater financial and other resources to acquire attractive companies and properties. Even if future acquisitions are completed, the following are some of the risks associated with acquisitions:

o the acquired businesses or properties may not produce revenues, earnings or cash flow at anticipated levels;

o the Company may assume liabilities that were not disclosed or that exceed our estimates;

o We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

o acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures;

o We may finance future acquisitions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of the Company's stockholders; and

o    We may incur additional debt related to future acquisitions.

     We may be  affected  by the  gas  prices  in  the  Rocky  Mountain  region.
     ---------------------------------------------------------------------------

     Oversupply of gas and pipeline capacity issues, as well as spot market prices may affect prices achievable for any gas sales.

     We face strong  competition  in the oil and gas  industry,  and many of its
     ---------------------------------------------------------------------------
competitors have greater resources than the Company.
---------------------------------------------------

     We operate in a highly competitive industry. We will competes with major oil companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world, along with the equipment, labor and materials required to operate properties. Many of our competitors have financial and technological resources vastly exceeding those available to us Many oil and gas properties are sold in a competitive bidding process in which we may lack the technological information or expertise available to other bidders. We can offer no assurance that it will be successful in acquiring and developing profitable properties in the face of this competition.

     Our  operations  are subject to the business and financial  risk of oil and
     ---------------------------------------------------------------------------
gas exploration.
---------------

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

     Our  business  is  subject  to  operating  hazards  that  could  result  in
     ---------------------------------------------------------------------------
substantial losses.
------------------

     The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause the Company a substantial loss. In addition, we may be held liable for environmental damage caused by previous owners of property it owns or leases. As a result, the Company may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause the Company to incur losses. An event that is not fully covered by insurance--for example, losses resulting from pollution and environmental risks, which are not fully insurable--could have a material adverse effect on the Company's financial condition and results of operations.

     The Company may face unanticipated water disposal costs.
     -------------------------------------------------------

     Where groundwater produced from coal bed methane projects fails to meet the quality requirements of applicable regulatory agencies or methane wells produce water in excess of the applicable volumetric permit limit, we may have to drill additional disposal wells to re-inject the produced water back into deep underground rock formations. The costs to dispose of this produced water may increase if any of the following occur:

o    We cannot obtain future permits from applicable regulatory agencies;

o    water of lesser quality is produced;

o    Methane wells produce excess water; or

o new laws or regulations require water to be disposed of in a different manner.

     We have limited  protection  for its  technology  and depends on technology
     ---------------------------------------------------------------------------
owned by others.
---------------

     We intend to use operating practices that management believes are of value in developing coal bed methane resources. In most cases, patent or other intellectual property protection is unavailable for this technology. Our use of independent contractors in most aspects of its drilling and some completion operations makes the protection of such technology more difficult. Moreover, we rely on the technological expertise of the independent contractors that it retains for its oil and gas operations. We don not have any long-term agreements with these contractors, and management cannot be sure that we will continue to have access to this expertise.

     We must comply with complex federal, state, and local laws and regulations.
     --------------------------------------------------------------------------

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

     We may incur  substantial  costs to  comply  with  stringent  environmental
     ---------------------------------------------------------------------------
regulations.
-----------

     Our operations are subject to stringent and constantly changing environmental laws and regulations adopted by federal, state, and local governmental authorities. We could be forced to expend significant resources to comply with new laws or regulations, or changes to current requirements. Governmental environmental agencies have relatively little experience with the regulation of coal bed methane operations, which are technologically different from conventional oil and gas operations. This inexperience has created uncertainty regarding how these agencies will interpret air, water and waste laws and regulations and other requirements to coal bed methane drilling, fracture stimulation methods, production and water disposal operations. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between governmental environmental agencies. We could face significant liabilities to the government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation. Moreover, failure by the Company to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of injunctions that restrict or prohibit the performance of operations. See "--Government Regulation of the Oil and Gas Industry--Environmental Matters."

     Our business will depend on transportation facilities owned by others.
     ---------------------------------------------------------------------

     The marketability of our gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties, and changes in our contracts with these third parties could materially affect the Company's operations. The Company, through its subsidiaries, has entered into a series of firm transportation service agreements with pipeline companies providing for the transportation of our natural gas production from the Raton Basin to the Mid-Continent markets. See "--Customers and Markets--Gas Marketing and Transportation."

     In addition, federal, state, and local regulation of gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, and general economic conditions could adversely affect our ability to transport its natural gas.

     Market conditions could cause us to incur losses on any transportation contracts.

General Risk Factors
1.  Conflicts of Interest.
-------------------------

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

2. Need For Additional Financing.
--------------------------------

For its business plan to exploit oil, gas, and coal bed methane opportunities we must seek additional financing, which may or may not be available. The Company is investigating the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If not available, our operations will be limited to those that can be financed with its available capital.

3. Regulation of Penny Stocks.
------------------------------

Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

4. Lack of  Operating  History.
------------------------------

The Company was organized in April 1998 and remained dormant until Spring 1999 when it raised money to explore a business plan involving internet websites. The Company is not profitable. We have not had successful operating history. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. Lack of Diversification.
---------------------------

Because of the limited financial-resources that we have, it is unlikely that we will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

6. Dependence upon Management;
-----------------------------

Limited Participation of Management. The Company currently has only three individuals who are serving as its officers and directors. We will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business decisions by us, they should critically assess the information concerning our officers and directors.

7. Lack of  Continuity in  Management.
-------------------------------------

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

8. Indemnification of Officers and Directors.
--------------------------------------------

Colorado Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

9. Director's  Liability  Limited.
---------------------------------

Colorado Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

10. Dependence upon Outside Advisors.
------------------------------------

To supplement the business experience of its officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company's President, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

11.  Leveraged  Transactions.
----------------------------

Acquisitions of a assets by the Company maybe leveraged, i.e., we may finance the acquisition of the assets by borrowing against the assets of the business, or against the projected future revenues or profits of the assets. If done, this could increase our exposure to larger losses. Assets acquired through a leveraged transaction are profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any assets acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

12. Loss of Control by Present  Management and Stockholders.
-----------------------------------------------------------

We may consider an acquisition in which we would issue, as consideration for the business opportunity to be acquired, an amount of the Company's authorized but unissued common stock that could, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and persons unknown could replace our management at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

13. Volatility of Stock Price.
-----------------------------

There is no significant recent history relating to the market price of our stock, but what exists indicates the market price is highly volatile and it is very thinly traded. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

14. We depend on key personnel and do not have employment agreements with our
--------------------------------------------------------------------------------
executive  officers.
-------------------

Our success depends on the continued services of our executive officers and a limited number of other senior management and technical personnel, and we do not have employment agreements with these employees. Loss of the services of any of these people could result in financial losses and interruptions in operations.

15. We do not pay dividends.
---------------------------

     We have never declared nor paid any cash dividends on our common stock and management has no intention to do so in the near future.

RESERVES
--------

     The Company has no proven oil or gas or coalbed methane reserves, nor any production.

Employees

     The Company is a development stage company and currently has no fulltime employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and anticipates a need to engage at least 3 full-time employees as it expands its oil and gas operations.

Office and Operations Facilities

     The Company leases its corporate offices in Wheat Ridge, Colorado. The lease covers approximately 400 square feet and is month to month.

ITEM 2. DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS
--------------------------------------------------------------

         (a) Real Estate.                   None.

         (b) Title to properties.

     The Company owns fee title to various minerals on 150,000 gross acres approximately in Colfax County, New Mexico subject to a 10% royalty interest. These interests constitute oil, gas or coalbed methane on 120,000 acres, approximately, and 50% of oil and gas rights on approximately 10,000 acres and 20,000 acres approximately of other miscellaneous mineral rights.

         (c) Oil and Gas Leases and Interests

         (d) Patents.                       None.

 At April 30, 2007, the Company held undeveloped acreage as set forth below:


                    Developed Acres                     Undeveloped Acres                      Total Acres

Location

                Gross              Net               Gross              Net              Gross              Net

Colfax Co
New Mexico      0                   0                   44,000             3,520                  0                 0
Colfax Co
New Mexico      0                   0                  120,000           108,000            120,000           108,000
Colfax Co
New Mexico      0                   0                   10,000             5,000             10,000             5,000
Wyoming         0                   0                    2,560             2,137              2,560             2,137
Wyoming         0                   0                      640               512                640               512
Wyoming         0                   0                   13,500            10,125             13,500            10,125

Total           0                   0                  190,700           129,294            190,700           129,294




                        Historical Oil or Gas Production for Company
                        --------------------------------------------




                                                2007                2006                2005
                                                ----                ----                ----

                                       Natural       Oil      Natural   Oil        Natural   Oil
                                         Gas        (Mbbl)      Gas    (Mbbl)        Gas    (Mbbl)
                                       (MMcf)                 (MMcf)               (MMcf)

Raton Basin                            0             0          0         0          0        0
Wyoming                                0             0          0         0          0        0
Wyoming                                0             0          0         0          0        0
New Mexico                             0             0          0         0          0        0

Total                                  0             0          0         0          0        0


Productive Wells

     The following table sets forth the number of gross and net producing wells the Company had as of April 30, 2007: None
                                      ----


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     We are not a party to any material pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     On August 17, 2006, we held an Annual Meeting of the Shareholders. At that meeting, the following items were approved by a majority note:

- the election of 5 nominated directors to our Board of Directors, all of whom will hold office until the next annual meeting of the shareholders;

- the satisfaction of the appointment of Jaspers + Hall, PC as our Independent Accountants for the annual period ended April 30, 2007; and

-    the change of our name from Dynadapt System, Inc. to Sun River Energy, Inc.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's common stock is presently quoted on the over-the-counter bulletin board maintained by the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SNRV"

     The following table sets forth the range of high and low quotations for the common stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the NASD and reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


2007 FISCAL YEAR                     HIGH        LOW
------------------                  -----       -----

April 30, 2007                      $1.50       $0.92
January 31, 2007                     1.75        1.01
October 31, 2006                     1.75        0.55
July 31, 2006                        2.00        0.55

2006 FISCAL YEAR                     HIGH        LOW
----------------                    -----       -----

April 30, 2006                      $0.10       $  -
January 31, 2006                        -          -
October 31, 2005                        -          -
July 31, 2005                           -          -

     As of July 30, 2007, there were approximately 89 holders of record of the Company's common stock.

DIVIDEND  POLICY

     The Company has not paid any cash dividends on its common stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.

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

Recent Sales of Unregistered Securities
---------------------------------------

Unregistered sales for the year ended April 30, 2007 are set forth below.

                                                Business
Date            Title           Number of       Associate       Consideration
----            -----           Shares          Holder          -------------
                                ---------       ---------
06/01/06        Common Stock      740,000       -               $370,000

10/31/06        Common Stock       55,000       -               $ 27,500
                Warrant

10/23/06        Common Stock      241,935       -               Payment of debt
                                                                of $150,000

10/23/06        Common Stock      800,000       -               $400,000

09/14/06        Common Stock      309,000       -               Services

11/01/06        Common Stock      880,000                       Lease assignment
                                                                on Wyoming
                                                                Leases

04/30/07        Common Stock    2,200,000       -               $1,100,000
                                                                 cash

Exemptions  From  Registration  Claimed

     The above issuance by the Company of its unregistered securities was made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The entities/individuals that purchased the unregistered securities were made known to the Company or its management, through pre-existing business relationships. The entities/individuals were provided access to all material information which they requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the issuance. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Act in any further resale or disposition.

ITEM  6.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  OPERATIONS  OR  PLAN  OF
--------------------------------------------------------------------------------
OPERATIONS.
----------

CHANGES IN FINANCIAL CONDITIONS

     Certain statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

     Our independent registered public accounting firm's report on the Company's consolidated financial statements as of April 30, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to Notes to the Consolidated Financial Statements.


RESULTS OF  OPERATIONS  FOR THE YEAR ENDED APRIL 30, 2007  COMPARED TO THE YEAR
--------------------------------------------------------------------------------
ENDED APRIL 30, 2007
--------------------

     We did not recognize any revenues during the year ended April 30, 2007 or 2006. During the year end April 30, 2007, we incurred total operating expenses of $319,916 compared to $350,050 during the year ended April 30, 2006. The decrease of $30,134 was due to a decrease in consulting and accounting and legal expenses offset by an increase in operating expenses such as lease and office expense.

     During the year ended April 30, 2007 we incurred interest expense of $279,271 as a result of the notes payables incurred by the Company as discussed below.

     During the year ended April 30, 2007, we recognized a net loss of $661,339 compared to a net loss of $350,050 for the year ended April 30, 2006. The $311,289 increase in net losses was a result of the $341,423 increase in other income and expenses, specifically, the $279,271 in interest expense.

     Losses should be expected to continue revenues can be achieved through production of hydrocarbons of which there can be no assurance.

Liquidity and Capital Resources
---------------------------------

     At April 30, 2007, we had cash of $17,572. During the year ended April 30, 2007, net cash used by operating activities was $1,714,316 compared to $0 in the prior year. We used $7,040,000 in investing activities during the year ended April 30, 2007. Investing activities primarily consisted of the acquisition of oil leases in Wyoming. We received $8,770,889 in financing during the year ended April 30, 2007.

During the year ended April 30, 2007, we received $1,497,500 from the sale of 2,995,500 shares of our common stock. On April 30, 2007 we signed a subscription agreement for $1,100,000 and issued 2,200,000 shares of common stock.

During the year ended April 30, 2007 we issued notes for $6,528,087. These funds were primarily used in the acquisition of oil leases in Johnson County, Wyoming. The funds were also used to support operations.

On August 17, 2006, in exchange for 800,000 shares of the Company's restricted common stock, we acquired 200,000 tradable shares of the common stock of Tonga Capital Corporation from a non-affiliate. At the time of the acquisition, the shares had a market value of $400,000. The 800,000 shares of the Company's stock issued for the shares had a value of $400,000 ($0.50 per share), but were restricted.

NEED FOR ADDITIONAL FINANCING

     The Company did not have capital sufficient to meet the Company's cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations.

The Company will need to raise significant additional funds to expand its oil and gas operations in the future. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

The Company intends to occasionally compensate providers of services by issuances of stock in lieu of cash.

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." During the year ended April 30, 2007, the Company generated no revenue, has a working capital deficiency, and current liabilities exceed current assets by approximately, $6,263,265.

Critical Accounting Policies

Management is require to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note, "Summary of Significant Accounting Policies," to the financial statements for the fiscal year ended April 30, 2007, describes the significant accounting policies and methods used in preparation of our financial statements. Estimates are used for, but not limited to, our accounting for contingencies and income taxes. Actual results could differ from these estimates.

ITEM 7 - FINANCIAL STATEMENTS
------------------------------

     The response to this item is submitted as a separate attachment of this report beginning on page F-1 to F 10.


 ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

Not Applicable.

ITEM 8a CONTROLS AND PROCEDURES
-------------------------------

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report, April 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers fourth fiscal quarter that has materially affected or is reasonably likely to materially affect, the small business issuers internal control over financial reporting.

ITEM 8a. (T) CONTROLS AND PROCEDURES
------------------------------------

Not Applicable

ITEM 8b. OTHER INFORMATION
--------------------------

Not Applicable

PART III

ITEM 9. DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16a OF THE EXCHANGE ACT
------------------------------------

    The directors and executive officers currently serving the Company are as follows:

Name                       Position                                    Term
------                     --------                                    ----

Wesley F. Whiting          President and Director                      Annual

Redginald T. Green         Secretary, and Director                     Annual

Thomas Anderson            Director                                    Annual

Stephen W. Weathers        Director                                    Annual

David Surgnier             Director                                    Annual

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

     Our directors and officers will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time, which they will devote to the Company's affairs, is unknown and is likely to vary substantially from month to month.

DIRECTORS AND EXECUTIVE OFFICERS

WESLEY F. WHITING, age 74. Mr. Whiting has served as the President and a Director of the Company, since 1999. Mr. Whiting was President, Director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-1991), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000-2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. 2003, 2005 when he resigned. He has also been Director of Life USA, Inc. since 2003. He has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. He is a director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006).

REGINALD T. GREEN, age 54, Mr. Green has served as the Secretary and Director of the Company, since 1999. Mr. Green has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He recently served as a director for Mountains West Exploration, Inc in 2005. He is a Director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006) and has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006.

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

STEPHEN W. WEATHERS, age 44, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-2002). Mr. Weathers also serves as a director of Sun River Mining, Inc. which is seeking a business acquisition.


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

He has been Environmental Consultant to Environmental Resource Management, Biotreatment, Inc., Aarow Environmental, Inc., Argonne National Laboratory and the University of Chicago. He has numerous Patents & Inventions and has written many professional Articles involving petroleum engineering.

Indemnification of Officers and Directors

     As permitted by Colorado Revised Statutes, we may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company's directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

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

Conflicts of Interest

     Our officers and directors will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of our business conflict with the demands of their other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Officers and directors of the Company may participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Our Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal years ended April 30, 2007, 2006 and 2005 (the "Named Executive Officers"):



                                            SUMMARY COMPENSATION TABLE

                                                                          Non-equity      Non-qualified
                                                                          incentive        deferred
                                                   Stock     Option          plan        compensation     All other
                              Salary      Bonus     awards    awards     compensation      earnings      compensation     Total
Name & Position     Year        ($)        ($)       ($)        ($)          ($)             ($)             ($)           ($)
----------------- ---------- ---------- ---------- --------- ---------- --------------- --------------- --------------- ----------

Wesley F.           2007       $-0-       $-0-      $ -0-      $ -0-        $ -0-            $-0-            $-0-         $-0-
Whiting, CEO &      2006       $-0-       $-0-      $ -0-      $ -0-        $ -0-            $-0-            $-0-         $-0-
Director            2005       $-0-       $-0-      $ -0-      $ -0-        $ -0-            $-0-            $-0-         $-0-


Redginald T.        2007       $-0-       $-0-      $ -0-      $ -0-        $ -0-            $-0-            $-0-         $-0-
Green, Secretary    2006       $-0-       $-0-      $ -0-      $ -0-        $ -0-            $-0-            $-0-         $-0-
& Director          2005       $-0-       $-0-      $ -0-      $ -0-        $ -0-            $-0-            $-0-         $-0-


                                   OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's two most highly compensated executive officers for the fiscal years ended December 31, 2006 the "Named Executive Officers": (included in Director Compensation Table below under "Stock Awards")



                                               DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended April 30, 2007: (excluding any amounts paid as officers)


                                                                                       Non-qualified
                                                                        Non-equity       deferred
                   Fees earned or                                       incentive      compensation       All other
                    paid in cash     Stock awards     Option awards        plan          earnings       compensation         Total
      Name               ($)              ($)              ($)         compensation         ($)            ($) (1)            ($)
                                                                           ($)

------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Wesley F. Whiting       $ 50,000         $ -0-            $ -0-           $ -0-            $ -0-          $ -0-            $ 25,000
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Redginald T. Green      $ 50,000         $ -0-            $ -0-           $ -0-            $ -0-          $ -0-            $ 25,000
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Stephen W. Weathers     $ 50,000         $ -0-            $ -0-           $ -0-            $ -0-          $ -0-            $ 25,000
--------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ ------------ ---------
Thomas Anderson         $ 50,000         $ -0-            $ -0-           $ -0-            $ -0-          $ -0-            $ 25,000
--------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ ------------ ---------
David Surgnier          $ 50,000         $ -0-            $ -0-           $ -0-            $ -0-          $ -0-            $ 25,000
--------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ ------------ ---------




--------------- ------------------------------------------------------------------ -------------------------------------------------
                                          Option Awards                                                Stock awards
--------------- ------------------------------------------------------------------ -------------------------------------------------
                                                                                                                              Equity
                                                                                                                           incentive
                                             Equity                                                                            plan
                                            incentive                                                           Equity       awards:
                                              plan                                                             incentive   Market or
                                             awards:                                                             plan         payout
                 Number of    Number of     Number of                               Number of      Market       awards:     value of
                securities    securities   securities                               shares or     value of     Number of    unearned
                underlying    underlying   underlying                                units of     shares of    unearned      shares,
                unexercised  unexercised   unexercised     Option       Option      stock that    units of      shares,     units or
                  options    options (#)    unearned      exercise    expiration     have not    stock that    units or       others
     Name           (#)      unexercisable   options       price         date         vested      have not       other   rights that
                exercisable                    (#)          ($)                         (#)        vested       rights      have not
                                                                                                     ($)       that have      vested
                                                                                                              not vested       ($)
                                                                                                                  (#)
--------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ ------------ ---------
Wesley F.          -0-          -0-           -0-         $ -0-           -           -0-          $ -0-         -0-          -0-
Whiting
--------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ ------------ ---------
Redginald          -0-          -0-           -0-         $ -0-           -           -0-          $ -0-         -0-          -0-
T. Green
--------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ ------------ ---------
Stephen W. Weathers-0-          -0-           -0-         $ -0-           -           -0-          $ -0-         -0-          -0-
--------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ ------------ ---------
Thomas Anderson    -0-          -0-           -0-         $ -0-           -           -0-          $ -0-         -0-          -0-
--------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ ------------ ---------
David Surgnier     -0-          -0-           -0-         $ -0-           -           -0-          $ -0-         -0-          -0-
--------------- ------------ ------------- ------------ ------------- ------------ ------------- ------------ ------------ ---------


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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF JUNE 30, 2007.


Title of Class    Name and Address        Amount and Nature          Percent of
                  Of Beneficial Owner     of Beneficial Ownership    Class


Common Stock      Wesley F. Whiting       50,000                  0.34%
                  Presiden/Director
                  Suite 210 E.
                  10200 W. 44th Ave.
                  Wheat Ridge, CO 80033

Common Stock      Redginald T. Green      63,500                  0.42%
\                 Secretary/Director
                  Suite 210 E.
                  10200 W. 44th Ave.
                  Wheat Ridge, CO 80033

Common Stock      Thomas Anderson         50,000                  0.3%
                  Director
                  Suite 210 E.
                  10200 W. 44th Ave.
                  Wheat Ridge, CO 80033

Common Stock      Stephen W. Weathers     50,000                  0.3%
                  Director
                  Suite 210 E.
                  10200 W. 44th Ave.
                  Wheat Ridge, CO 80033

Common Stock      David Surgnier          50,000                  0.3%
                  Director
                  Suite 210 E.
                  10200 W. 44th Ave.
                  Wheat Ridge, CO 80033

Common Stock      LCP Investments, LLC   2,200,000                 14.8%
                  (Benefically owned by Kevin Paul)
                  2005 Wilcox St., #154
                  Castle Rock, CO 80104

Common Stock      New Mexico Energy LLC  7,333,333                 49%
                  PO Box 754
                  Trinidad, CO 81082

Common Stock      Nova Leasing, LLC      1,180,000                  7.9%
                  214 S. Center
                  Casper, WY

Common Stock      Michael A. Littman       801,000                  5.3%
                  7609 Ralston Road
                  Arvada, CO 80002

All Directors and Executive
 Officers as a Group (5 persons)           263,500                  1.8%
-----------------------------

Based on 14,845,768 shares of our common stock issued and outstanding on July 30, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------



   No officer, director, or affiliate of the Company has any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

The following documents are filed as a part of this Report.

(i) Financial Statements. See Index Financial Statements on Page F-__ of this Report.

(ii) Exhibits. The following is a complete list of exhibits filed as a part of this Form 10KSB. Exhibit numbers in this Exhibit Table of Item 601 of Regulation SB.

Exhibits

 3.3   Articles of Incorporation - (1)

 3.4   Bylaws (1)

 3.6   Articles of Amendment (2)

 3.7   Articles of Amendment (2)

 10.3  Commercial Promissory Note, April 10, 2006 (1)

 10.4  Commercial Promissory Note, April 12, 2006 (1)

 10.5  Commercial Promissory Note, April 20, 2006 (1)

 10.6  Assignment of Oil & Gas Lease, April 17, 2006 (1)

 10.7  Assignment of Oil & Lease, April 25, 2006 (1)

 10.8  Assignment of Oil & Lease, March 23, 2006 (1)

 10.9  Asset Purchase Agreement, April 12, 2006 (1)

 10.10 Quit Claim Deed, March 23, 2006 (1)

 10.11 Asset Purchase Agreement, September 25, 2006 (3)

 10.12 Mortgage, Assignment of Production, Security Agreement and Financing Statement, November 2006 (4)

 31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act (*)

 32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (*)

--------------------------------------------------------------------------------

(*) Filed Herewith

(1)      Filed with Report on Form 8-K 12G3, filed on May 3, 2006

(2)      FIled with Report on Form 8-K, filed on August 30, 2006

(3)      Filed with Report on Form 8-K, filed on October 13, 2006

(4)      Filed with Report on Form 8-K, filed on November 21, 2006



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

General. Jaspers + Hall, PC, CPAs ("JH") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Jasper + Hall PC independence.


     Audit Fees. JH is billing the Company $7,500 for the following professional services: reviews of interim financial statements, audit of the annual financial statement of the Company for the fiscal year ended April 30, 2007.

         There were no audit related fees in 2007 or 2006. There were no tax fees or other fees in 2007 or 2006 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year, 2007 and 2006.

         All audit work was performed by the auditors' full time employees.

                               SUN RIVER ENERGY, INC.

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Jaspers + Hall, PC                                          F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flow                                                      F-4

Statements of Stockholders'                                                  F-5

Notes to Financial Statements                                          F-6 - F-8

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Sun River Energy, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Sun River Energy, Inc. and its subsidiary as of April 30, 2007, and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended, and for the period October 22, 2002 (date of inception) to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun River Energy, Inc. and its subsidiary at April 30, 2007, and 2006, and the results of its operations and its cash flows for the years then ended, and for the period October 22, 2002 (date of inception) to April 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 3, 2007
/s/Jasper + Hall PC


                             SUN RIVER ENERGY, INC.
                       (Formerly Dynadapt Systems, Inc.)
                         (A Development Stage Company)
                                 Balance Sheet



                                                                                          ----------------------------------
                                                                                           April 30,
                                                                                             2007                2006
                                                                                         --------------      --------------
ASSETS:

   Current Assets:
      Cash                                                                                    $ 17,572               $ 999
      Marketable Securities                                                                    299,200                   -
      Stock Subscription Receivable                                                          1,100,000                   -
                                                                                         --------------      --------------
Total Current Assets                                                                         1,416,772                 999
                                                                                         --------------      --------------
   Other Assets:
      Leases                                                                                 7,324,000             284,000
      Mineral Rights                                                                           100,000             100,000
                                                                                         --------------      --------------
Total Other Assets                                                                           7,424,000             384,000
                                                                                         --------------      --------------
TOTAL ASSETS                                                                                $8,840,772           $ 384,999
                                                                                         ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

    Current Liabilities:
        Accounts Payable and accrued interest                                                $ 505,298           $ 366,375
        Notes Payable                                                                        6,746,637             218,550
        Notes Payable - Related Parties                                                        408,102             600,000
                                                                                         --------------      --------------
Total Current Liabilities                                                                    7,680,037           1,184,925
                                                                                         --------------      --------------
Stockholders' Equity  (Deficit):
    Common stock, $0.0001 par value; 100,000,000 shares                                          1,475                 952
        authorized, 14,745,768 shares issued and outstanding
        as of April 30, 2007 and 9,518,833 shares as of April 30, 2006
    Additional paid-in capital                                                               2,190,699            (450,778)
    Deficit accumulated during the development stage                                        (1,011,439)           (350,100)
Total Stockholders' Equity (Deficit)                                                         1,180,735            (799,926)
                                                                                         --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $8,840,772           $ 384,999
                                                                                         ==============      ==============


The accompanying notes are an integral part of these financial statements.


                             SUN RIVER ENERGY, INC.
                       (Formerly Dynadapt Systems, Inc.)
                         (A Development Stage Company)
                            Statements of Operations






                                                     Year ended                                      October 22, 1002
                                                     April 30,                                         Inception to
                                                   ----------------------------------------

                                                        2007                     2006                 April 30, 2007
                                                   ---------------          ---------------          -----------------
Revenue:
   Miscellaneous Income                                       $ -                      $ -                        $ -
                                                   ---------------          ---------------          -----------------
Costs and Expenses:
      Consulting                                          171,676               150,000.00                    321,726
      Accounting & Legal                                   58,416               200,050.00                    258,466
      Lease Expenses                                       41,296                        -                     41,296
      Office Expenses                                      48,267                        -                     48,317
      Bank Charges                                            261                        -                        261
                                                   ---------------          ---------------          -----------------
Total Expenses                                            319,916                  350,050                    670,016
                                                   ---------------          ---------------          -----------------
Net Loss From Operations                                 (319,916)                (350,050)                  (670,016)
                                                   ---------------          ---------------          -----------------

Other Income and (Expenses)
      Interest expense                                   (279,271)                       -                   (279,271)
      Interest income                                         689                        -                        689
      Realized (Loss) on sale of investments              (10,041)                       -                    (10,041)
      Unrealized (Loss) on investments                    (52,800)                       -                    (52,800)
                                                   ---------------          ---------------          -----------------
Net Loss                                                $(661,339)               $(350,050)              $ (1,011,439)
                                                   ===============          ===============          =================
Per Share Information
Loss per common share                                   $   (0.06)               $   (0.66)
                                                   ===============          ===============

Weighted average number
of shares outstanding                                  11,588,530                  532,806
                                                   ---------------          ---------------

The accompanying notes are an integral part of these financial statements.


                             SUN RIVER ENERGY, INC.
                       (Formerly Dynadapt Systems, Inc.)
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                 April 30, 2007

                                                                        Deficit
                                      COMMON STOCK          Additional   Accum. During  Total
                                 -----------------------
                                                            Paid-in     Development    Stockholders'
                                  # of Shares   Amount      Capital      Stage         Equity
                                 -----------------------   ----------   ---------   ----------

Balance - October 22, 2002                -         $ -          $ -         $ -          $ -
Stock issued for cash                 1,000           1           49           -           50
Net Loss for Period                       -           -            -         (50)         (50)
                                 -------------------------------------------------------------
Balance - December 31, 2002           1,000           1           49         (50)           -
                                 -------------------------------------------------------------
Net Loss for Year                         -           -            -           -            -
                                 -----------   ---------   ----------   ---------   ----------
Balance - December 31, 2003           1,000           1           49         (50)           -
                                 -----------   ---------   ----------   ---------   ----------
Net Loss for Year                         -           -            -           -            -
                                 -----------   ---------   ----------   ---------   ----------
Balance - December 31, 2004           1,000           1           49         (50)           -
                                 -----------   ---------   ----------   ---------   ----------

Issuance of shares for Merger     9,033,333         903      436,763           -      437,666
Merger accounting                   484,500          48      (20,923)                 (20,875)
Value of subsidiary in excess
 of related party's basis                                   (866,667)                (866,667)
Net Loss for Year                         -           -            -    (350,050)    (350,050)
                                 -----------   ---------   ----------   ---------   ----------
Balance - April 30, 2006          9,518,833         952     (450,778)   (350,100)    (799,926)
                                 -----------   ---------   ----------   ---------   ----------
Issuance of Stock for Cash          795,000          80      397,420           -      397,500
  at $0.50 per share plus
  warrant at $0.75
Issuance of Stock for Debt          242,935          24      149,976                  150,000
  at $0.62 per share
Issuance of Stock for Marketable
 Securities                         800,000          80      399,920                  400,000
 at $0.50 per share
Issuance of Stock for Services      309,000          31      154,469                  154,500
  at $0.50 per share
Issuance of Stock for Lease
 acquisitions                       880,000          88      439,912                  440,000
Issuance of Stock Subscription
 Receivables                      2,200,000         220    1,099,780                1,100,000
Net Loss for Year                                                         (661,339)  (661,339)
                                 -----------   ---------   ----------   ---------   ----------
Balance - April 30, 2007         14,745,768     $ 1,475    $2,190,699 $ (1,011,439) $1,180,735
                                 ===========   =========   ==========   =========   ==========

The accompanying notes are an integral part of these financial statements.


                             SUN RIVER ENERGY, INC.
                       (Formerly Dynadapt Systems, Inc.)
                         (A Development Stage Company)
                            Statements of Cash Flows




                                                                         Year ended                            October 22, 2002
                                                                         April 30,                          Inception to
                                                                            2007             2006          April 30, 2007
                                                                        -------------    -------------    -----------------
Cash Flows from Operating Activities

     Net Loss                                                              $(661,339)      $ (350,050)        $ (1,011,439)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Unrealized loss on marketable securities                             52,800                -               52,800
         Stock issued for services                                           154,500                -              154,500
         (Increase) in current assets                                     (1,399,200)               -           (1,399,200)
         Increase in accounts payable and accrued expenses                   138,923          350,050              505,298
                                                                        -------------    -------------    -----------------
Net Cash Used by Operating Activities                                     (1,714,316)               -           (1,698,041)
                                                                        -------------    -------------    -----------------
Cash Flows from Investing Activities
     Acquisition of Wyoming lease                                         (7,040,000)               -           (7,040,000)
     Acquisition - net of cash acquired                                            -         (848,001)            (813,001)
                                                                        -------------    -------------    -----------------
Net Cash Used for Investing Activities                                    (7,040,000)        (848,001)          (7,853,001)
                                                                        -------------    -------------    -----------------
Cash Flows from Financing Activities
     Stock issued for cash                                                 1,444,700                -            1,444,750
     Stock issued for debt/assets                                            990,000           35,000              990,000
     Proceeds from/(Payments to) notes payable                             6,528,087          214,000            6,746,637
     Proceeds from/(Payments to) notes payable - related party              (191,898)         600,000              408,102
     Merger accounting                                                             -                -              (20,875)
                                                                        -------------    -------------    -----------------

Net Cash Provided by Financing Activities                                  8,770,889          849,000            9,568,614
                                                                                                           `
Net Increase in Cash & Cash Equivalents                                       16,573              999               17,572

Beginning Cash & Cash Equivalents                                                999                -                    -

Ending Cash & Cash Equivalents                                              $ 17,572            $ 999             $ 17,572
                                                                        =============    =============    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                         $ 13,739              $ -             $ 13,739
                                                                        =============    =============    =================

     Cash paid for income taxes                                                  $ -              $ -                  $ -
                                                                        =============    =============    =================

NON-CASH TRANSACTIONS
     Stock issued for debt                                                 $ 150,000              $ -            $ 150,000
     Stock issued for marketable securities                                  400,000                -              400,000
     Stock issued for other assets                                           440,000                -              440,000
     Stock issued for services                                               154,500                -              154,500
                                                                        -------------    -------------    -----------------
      Total non-cash transactions                                         $1,144,500              $ -          $ 1,144,500

The accompanying notes are an integral part of these financial statements.

                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   (Formerly known as Dynadapt Systems, Inc.)
                   Notes to Consolidated Financial Statements
                                 April 30, 2007

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

Sun River Energy, Inc. was incorporated on April 30, 1998, as Dynadapt Systems, Inc., under the laws of the State of Colorado. The Company is in the development stages and was originally organized for the purpose of internet acquisitions. On April 28, 2006, the Company entered into an "Agreement and Plan of Reorganization" with Sun River Energy, Inc. (SRE), a privately held Colorado Corporation, whereby the Company acquired SRE for the purchase price of 8,633,333 shares of the Company's common stock. The acquisition of SRE was accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price was allotted to the tangible and intangible assets and liabilities of SRE based upon their respective fair values as of the closing date based upon valuations and other studies. On August 31, 2006, the company voted to change its name from Dynadapt Systems, Inc. to Sun River Energy, Inc. to better reflect the focus and business purposes of the company.

The Company's new business is as an independent energy company engaged in the, exploration of North American unconventional natural gas properties and conventional oil and gas exploration. Its intended operations are principally energy prospects in the Rocky Mountain region including a coal bed methane prospect located in the Raton Basin in Northern New Mexico and the Company is seeking other opportunities. The Company is also evaluating the additional prospects it has obtained in Johnson and Natrona Counties in Wyoming.

The Company's fiscal year end is April 30th.

Basis of Presentation - Development Stage Company:

The Company has not earned any significant revenues from its limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

Marketable Securities:

On August 17, 2006, in exchange for 800,000 shares of the Company's restricted common stock, the Company acquired 200,000 shares of the common stock of Tonga Capital Corporation ("Tonga") from a non-affiliate. At the time of the acquisition, the Tonga shares had a market value of $400,000 ($0.50 per share). The 800,000 shares of the Company's stock issued for the shares had a value of $400,000 ($0.50 per share).

At April 30, 2007, marketable securities consist of 176,000 shares of common stock of Tonga. These securities are carried at estimated fair value ($299,200 at April 30, 2007) based upon quoted market prices, and are included in current assets in the Company's April 30, 2007 balance sheet.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized loss on marketable securities of $52,800 during the year ended April 30, 2007.

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $10,041 during the year ended April 30, 2007.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares outstanding during the period.

Fair Value of Financial Instruments:

The carrying amount of cash, accounts payable and notes payable is considered to be representative of its fair value because of the short-term nature of this financial instrument.

Other Comprehensive Income:

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

Note 3 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $661,339 for the year ended April 30, 2007 and an accumulated deficit during the development stage of $1,011,439 as of April 30, 2007. At April 30, 2007, the Company's total current liabilities exceed total current assets by $6,263,265.

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

Note 4 - Leases and Mineral Rights:

The property is valued at $214,000 for 3,200 acres of leases in Wyoming assigned from Nova Leasing, Inc., and Sharon Fowler. This is the amount of the 2 notes listed in Note 6. The Mineral rights in New Mexico are valued at $100,000, which is based on the predecessor basis in mineral rights.

On October 12, 2006, the Company filed for 8-K disclosing an agreement with Nova Leasing, LLC to acquire an 85% working interest in an 80% Net Revenue Interest on certain leases totaling approximately 14,000 acres (gross) in Johnson County Wyoming, in the Powder River Basin. The purchase price includes $6,600,000 in the form of a secured promissory note bearing interest at 7.5% with payments of $1,100,000 on March 15, 2007, $2,800,000 on October 15, 2007, and $2,700,000 on
October 15, 2008, plus interest and 880,000 shares of restricted common stock of Sun River Energy, Inc. The transaction closed on November 3, 2006. The Company intends to immediately commence planning and development of a 3-D seismic program on the acreage with the intent to explore the acreage with industry partners.

In February of 2007 the Company entered into an agreement with Sun River #1 LLC to drill two wells on acreage controlled by the Company in the Raton Basin area of New Mexico. Terms of the agreement provide for a carried 25% working interest in the two wells. As of the date of these financial statements drilling is in progress.

Note 5 - Notes Payable:

As of April 30, 2007, Notes Payable consisted of the following:

----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
                            Rate     Principal    Repay       Balance       Interest   Due         Security
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
Nova    Leasing,  4/12/06   6.00%    $64,000      -           $64,000       $3,786     3/31/07     Lease
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
Sharon K. Fowler  4/20/06   6.00%    $150,000     $119,363    $30,637       $191       7/15/07     Lease
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
Robert  A.  Doak  4/10/06   6.00%    $600,000     $191,898    $408,102      $19,924    03/31/07    Mineral
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
Nova    Leasing,  11/3/06   7.5%     $6,600,000   -           $6,600,000    $241,397   10/15/07    Lease
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------


The Company has a verbal agreement with Nova Leasing to extend the due date of the payment due to September 30, 2007. The note with Sharon Fowler was delinquent by May 30, 2007 but was under a verbal agreement to extend the due date to September 30, 2007. The note with Robert A. Doak, Jr. was delinquent in the amount of $408,102 at January 31, 2007, but has been verbally extended to September 30, 2007.

Note Payable - Related Party

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007. During the year ended April 30, 2007, the Company made payments of $191,898 on the note. On April 10, 2007, Mr. Doak agreed to extend the payment of note for 6 months. The note is secured by the Company's mineral rights.

Note 6 -Stockholders' Equity (Deficit):

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value.

Common Stock

During the year ended April 30, 2007, the Company issued 795,000 shares of its restricted common stock for cash of $397,500. The shares were sold for $0.50 per share. In addition the Company, issued warrants exercisable for 397,500 shares of common stock. The warrants have an exercise price of $0.50 per share. The warrants were to expire on December 31, 2006, but the Company agreed to extend their expiration date to June 30, 2007.

During the year ended April 30, 2007, the Company issued 242,935 shares of common stock as payment of outstanding debt of $150,000.

During the year ended April 30, 2007, the Company issued 800,000 shares of its restricted common stock to a non-affiliate of the Company, in exchange for 400,000 shares of Tonga Capital Corporation. The shares at the time of issuance had a value of $400,000 ($0.50 per share) (Note 1).

During the year ended April 30, 2007, the Company issued 309,000 shares of its restricted common stock for services. Of the 309,000 shares, 250,000 shares were issued to officers and directors of the Company. The remaining 59,000 shares were issued to an unrelated party for services. The shares had a value of $154,500 ($0.50 per share) and were expensed at the time of issuance.

During the year ended April 30, 2007, the Company issued 880,000 shares of its restricted common stock as part of the acquisition of leases of property in Jackson County, Wyoming. The acquisition included the issuance of promissory notes totaling $6,600,000 (Note 5). The shares were deemed to have a value of $440,000 ($0.50 per share).

On April 30, 2007, the Company in a subscription agreement agreed to issue 2,200,000 shares of its restricted common stock in exchange for cash of $1,100,000. The shares had a purchase price of $0.50 per share. In May 2007, the Company issued the 2,200,000 shares of its common stock and received $1,100,000, in cash.

Warrants


At April 30, 2007, the following warrants to purchase common stock were outstanding:

      Number of common
 shares covered by warrants        Exercise Price             Expiration Date
 --------------------------        --------------             ---------------


           397,500                      $0.25                 June 30, 2007
        -------------
           397,500

During the year ended April 30, 2007, the Company issued warrants exercisable for 397,500 shares of its restricted common stock in connection with its financing efforts. The warrants have an expiration date of June 30, 2007 and an exercise price of $0.75 per share.

Note 7 - Segment Information:

Sun River Energy Inc. operates primarily in a single operating segment, the business of Oil and Gas well drilling and mineral rights.

Note 8 - Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for the interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment of current period charges." SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 23. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets' exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred for the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error correct9ions. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June, 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally,

FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company's financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

STOCK BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123') allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received form non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

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

Note 9 - Subsequent Event:

On May 1, 2007, the Company received a $1,100,000 payment for stock that had been subscribed during the month of April 2007. The funds were immediately paid out to Nova Leasing LLC as their installment that was due on March 15, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    SUN RIVER ENERGY INC.

Date:   August 14, 2007                        By:/s/ Wesley F. Whiting
                                                    -------------------------
                                                    Wesley F. Whiting, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 14, 2007           By:/s/Wesley F. Whiting
                                ----------------------------------------
                                Wesley F. Whiting, President and Director


Date: August 14, 2007            By:/s/Redginald T. Green
                                -----------------------------------------
                                Redginald T. Green, Secretary and Director


Date: August 14,  2007           By: /s/Thomas Anderson
                                -----------------------------------------
                                Thomas Anderson, Director

Date: August 14, 2007           By:/s/Stephen W. Weathers
                                -----------------------------------------
                                Stephen W. Weathers, Director

Date: August 14,  2007           By:/s/David Surginer
                                -----------------------------------------
                                David Surgnier, Director