Form 10KSB/A
period 2007-04-30
SUN RIVER ENERGY, INC
filed 2007-08-17
CIK 1066551

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

As of July 30, 2007, there were 14,845,768 common shares of the issuer issued and outstanding.

                                TABLE OF CONTENTS


PART I

        Item 1.   Description of Business                                      3
        Item 2.   Description of Property                                     30
        Item 3.   Legal Proceedings                                           32
        Item 4.   Submission of Matters to a Vote of Security Holders         32

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                  Matters                                                     33
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation                                                   36
        Item 7.   Financial Statements                                        38
        Item 8.   Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                         38
        Item 8a.  Controls and Procedures                                     38
        Item 8b.  Other Information                                           39

PART III

        Item 9.   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act  39
        Item 10.  Executive Compensation                                      43
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                  46
        Item 12.  Certain Relationships and Related Transactions              47
        Item 13.  Exhibits                                                    47
        Item 14.  Principal Accountant Fees and Services                      48

SIGNATURES                                                                    49

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

ITEM 7 - FINANCIAL STATEMENTS
------------------------------

     The response to this item is submitted as a separate attachment of this report beginning on page F-1 to F 16.


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

ITEM 10. EXECUTIVE COMPENSATION
------------------------------

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

                               SUN RIVER ENERGY, INC.

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Jaspers + Hall, PC                                          F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flow                                                      F-4

Statements of Stockholders'                                                  F-5

Notes to Financial Statements                                         F-6 - F-16

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Sun River Energy, Inc. and subsidiary

We have  audited  the  accompanying  consolidated  balance  sheets  of Sun River
Energy, Inc. and its subsidiary (a development stage company) as of April 30, 2007, and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 3, 2007
/s/Jaspers + Hall, PC


                             SUN RIVER ENERGY, INC.
                        (Formerly Dynadapt Systems, Inc.)
                          (A Development Stage Company)
                            Consolidated Balance Sheet




                                                                                          ----------------------------------
                                                                                           April 30,             April 30,
                                                                                             2007                2006
                                                                                         --------------      --------------
ASSETS:

   Current Assets:
      Cash                                                                                    $ 17,572               $ 999
      Marketable Securities                                                                    299,200                   -
      Stock Subscription Receivable                                                          1,100,000                   -
                                                                                         --------------      --------------
Total Current Assets                                                                         1,416,772                 999
                                                                                         --------------      --------------
   Other Assets:
      Leases                                                                                 7,324,000             284,000
      Mineral Rights                                                                           100,000             100,000
                                                                                         --------------      --------------
Total Other Assets                                                                           7,424,000             384,000
                                                                                         --------------      --------------
TOTAL ASSETS                                                                                $8,840,772           $ 384,999
                                                                                         ==============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

    Current Liabilities:
        Accounts Payable and accrued interest                                                $ 505,298           $ 366,375
        Notes Payable                                                                        4,046,637             218,550
        Notes Payable - Related Parties                                                        408,102             600,000
                                                                                      --------------      --------------
Total Current Liabilities                                                                    4,960,037           1,184,925


Long-Term Liabilities
     Notes Payble - net of current portion                                                   2,700,000                   -
                                                                                         --------------      --------------
     Total Long-Term Liabilities                                                             2,700,000                   -
                                                                                         --------------      --------------

TOTAL LIABILITIES                                                                            7,660,037                   -
                                                                                         --------------      --------------
Stockholders' Equity  (Deficit):
    Common stock, $0.0001 par value; 100,000,000 shares                                          1,475                 952
        authorized, 14,745,768 shares issued and outstanding
        as of April 30, 2007 and 9,518,833 shares as of April 30, 2006
    Additional paid-in capital                                                               2,190,699            (450,778)
    Deficit accumulated during the development stage                                        (1,011,439)           (350,100)
                                                                                         --------------      --------------
Total Stockholders' Equity (Deficit)                                                         1,180,735            (799,926)
                                                                                         --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $8,840,772           $ 384,999
                                                                                         ==============      ==============


The accompanying notes are an integral part of these financial statements.


                             SUN RIVER ENERGY, INC.
                        (Formerly Dynadapt Systems, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Operations






                                                                    Year ended                       October 22, 1002
                                                                    April 30,                          Inception to
                                                   ----------------------------------------

                                                        2007                     2006                 April 30, 2007
                                                   ---------------          ---------------          -----------------
Revenue:
   Miscellaneous Income                                       $ -                      $ -                        $ -
                                                   ---------------          ---------------          -----------------
Costs and Expenses:
      Consulting                                          171,676               150,000.00                    321,726
      Accounting & Legal                                   58,416               200,050.00                    258,466
      Lease Expenses                                       41,296                        -                     41,296
      Office Expenses                                      48,267                        -                     48,317
      Bank Charges                                            261                        -                        261
                                                   ---------------          ---------------          -----------------
Total Expenses                                            319,916                  350,050                    670,016
                                                   ---------------          ---------------          -----------------
Net Loss From Operations                                 (319,916)                (350,050)                  (670,016)
                                                   ---------------          ---------------          -----------------

Other Income and (Expenses)
      Interest expense                                   (279,271)                       -                   (279,271)
      Interest income                                         689                        -                        689
      Realized (Loss) on sale of investments              (10,041)                       -                    (10,041)
      Unrealized (Loss) on investments                    (52,800)                       -                    (52,800)
                                                   ---------------          ---------------          -----------------
Net Loss                                                $(661,339)               $(350,050)              $ (1,011,439)
                                                ===============          ===============          =================
Per Share Information
Loss per common share basic, and diluted                $   (0.06)               $   (0.66)
                                               ===============          ===============

Weighted average number
of shares outstanding                                  11,588,530                  532,806
                                                   ---------------          ---------------

The accompanying notes are an integral part of these financial statements.


                             SUN RIVER ENERGY, INC.
                        (Formerly Dynadapt Systems, Inc.)
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

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


                             SUN RIVER ENERGY, INC.
                        (Formerly Dynadapt Systems, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows




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

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:


Sun River Energy, Inc. was incorporated on April 30, 1998, as Dynadapt Systems, Inc., under the laws of the State of Colorado. The Company is in the development stages and was originally organized for the purpose of internet acquisitions. On April 28, 2006, the Company entered into an "Agreement and Plan of Reorganization" with Sun River Energy, Inc. (SRE), a privately held Colorado Corporation, whereby the Company acquired SRE in a reverse merger. Accordingly, the merger of the two Companies is recorded as a recapitalization of Sun River, with the SRE being treated as the continuing entity. The historical financial statements to be presented will be those of SRE. On August 31, 2006, the company voted to change its name from Dynadapt Systems, Inc. to Sun River Energy, Inc. to better reflect the focus and business purposes of the company.


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

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares outstanding during the period. Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. All potential dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

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

Note 5 - Notes Payable:

As of April 30, 2007, Notes Payable consisted of the following:

----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
                            Rate     Principal    Repay       Balance       Interest   Due         Security
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
Nova    Leasing,  4/12/06   6.00%    $64,000      -           $64,000       $3,786     3/31/07     Lease
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
Sharon K. Fowler  4/20/06   6.00%    $150,000     $119,363    $30,637       $191       7/15/07     Lease
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
Robert  A.  Doak  4/10/06   6.00%    $600,000     $191,898    $408,102      $19,924    03/31/07    Mineral
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
Nova    Leasing,  11/3/06   7.5%     $6,600,000   -           $6,600,000    $241,397   10/15/07    Lease
----------------- --------- -------- ------------ ----------- ------------- ---------- ----------- ----------
Michael Littman      --       0%     $   52,000   $0          $   52,000    $0         On Demand    --



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