Form 10QSB
period 2007-07-31
SUN RIVER ENERGY, INC
filed 2007-09-18
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 000-27485


                             SUN RIVER ENERGY, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                        84-1491159
----------------------------------                       --------------------
      (State of Incorporation)                          (IRS Employer ID Number)

             10200 W. 44th Ave., Suite 210 E., Wheat Ridge, CO 80033
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-940-2090
                           --------------------------
                         (Registrant's Telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 13, 2007, there were 15,025,768 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]     No [ X ]





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----

         Report of Independent Registered Public Accounting Firm                           F-1

         Consolidated Balance Sheet - July 31, 2007 and
                  April 30, 2007                                                           F-2

         Consolidated Statement of Operations  -
                  Three months ended July 31, 2007 and 2006 and
                  From October 22, 2002 (Inception) to July 31, 2007                       F-3

         Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                  From October 22, 2002 (Inception) to July 31, 2007                       F-4

         Consolidated Statement of Cash Flows - Three months ended July 31, 2007 and 2006 and
                  From October 22, 2002 (Inception) to July 31, 2007                       F-6

         Notes to Consolidated Financial Statements                                        F-7

Item 2.  Management's Discussion and Analysis                                               1

Item 3. Controls and Procedures                                                             3

Item 3A(T).  Controls and Procedures                                                        3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sun River Energy, Inc.

We have  reviewed  the  accompanying  consolidated  balance  sheet of Sun  River
Energy, Inc., a development stage of company, as of July 31, 2007 and the related consolidated statements of operations for the three-months ended July 31, 2007 and 2006, the related consolidated statement of changes in stockholders' equity (deficit) and the related consolidated statement of cash flows for the three-months ended July 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


September 18, 2007

/s/ Jaspers + Hall, PC
----------------------
Jaspers + Hall, PC


                      SUN RIVER ENERGY, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                                         Unaudited             Audited
                                                                                       ---------------     ----------------
                                                                                          July 31,            April 30,
                                                                                            2007                2007
                                                                                       ---------------     ----------------

ASSETS:

Current Assets:
         Cash                                                                                $ 39,623             $ 17,572
         Marketable Securities                                                                196,695              299,200
         Stock Subscription Receivable                                                              -            1,100,000
                                                                                       ---------------     ----------------

Total Current Assets                                                                          236,318            1,416,772
                                                                                       ---------------     ----------------

Fixed Assets - net of depreciation, $60                                                         1,140                    -
                                                                                       ---------------     ----------------

Other Assets:
         Prepaid expense                                                                       88,220                    -
         Advances on farmout                                                                       52                    -
         Leases                                                                             7,324,000            7,324,000
         Well development                                                                     190,000                    -
         Mineral Rights                                                                       100,000              100,000
                                                                                       ---------------     ----------------

Total Other Assets                                                                          7,702,272            7,424,000
                                                                                       ---------------     ----------------

TOTAL ASSETS                                                                               $7,939,730          $ 8,840,772
                                                                                       ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
         Accounts Payable and Accrued Expenses                                              $ 408,648            $ 505,298
         Notes Payable                                                                      3,544,136            4,454,739
                                                                                       ---------------     ----------------

Total Current Liabilities                                                                   3,952,784            4,960,037
                                                                                       ---------------     ----------------

Long-Term Liabilities
         Notes Payable - net of current portion                                             2,700,000            2,700,000
                                                                                       ---------------     ----------------

Total Long-Term Liabilities                                                                 2,700,000            2,700,000
                                                                                       ---------------     ----------------

TOTAL LIABILITIES                                                                           6,652,784            7,660,037

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                                         1,503                1,475
        authorized, 15,025,768 and 14,745,768 shares issued and outstanding as of July 31, 2007 and  April 30, 2007, respectively
    Additional paid-in capital                                                              2,685,221            2,190,699
    Deficit accumulated during the development stage                                       (1,399,778)          (1,011,439)
                                                                                       ---------------     ----------------

Total Stockholders' Equity                                                                  1,286,946            1,180,735
                                                                                       ---------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $7,939,730          $ 8,840,772
                                                                                       ===============     ================




See accountants' review report and accompanying notes to these financial statements.


                      SUN RIVER ENERGY, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      Consolidated Statement of Operations
                                  (Unaudited)


                                                      Three Months ended                   October 22, 2002
                                                           July 31,                         (Inception) to
                                                   2007                 2006                 July 31, 2007
                                              ----------------     ---------------        --------------------
Revenue:
     Income                                         $       -           $       -                $          -
                                              ----------------     ---------------        --------------------
Total Income                                                -                   -                           -
                                              ----------------     ---------------        --------------------
Costs and Expenses:
      Consulting                                      188,080               9,000                     509,806
      Accounting & Legal                                3,450               6,000                     261,916
      Lease Expenses                                        -              23,101                      41,296
      Office Expenses                                   2,471               7,777                      50,738
      Depreciation                                         60                   -                          60
      Bank Charges                                        184                  51                         445
                                              ----------------     ---------------        --------------------
Total Expenses                                        194,245              45,929                     864,261
                                              ----------------     ---------------        --------------------
Net Loss From Operations                             (194,245)            (45,929)                   (864,261)
                                              ----------------     ---------------        --------------------
Other Income and (Expenses)
      Interest expense                               (166,796)                  -                    (446,067)
      Interest income                                       4                   -                         693
      Realized (Loss) on investments                  (22,997)                  -                     (33,038)
      Unrealized (Loss) on investments                 (4,305)                  -                     (57,105)
                                              ----------------     ---------------        --------------------
Net Loss                                            $(388,339)          $ (45,929)               $ (1,399,778)
                                              ================     ===============        ====================
Per Share Information
Loss per common share                               $   (0.03)                *
                                              ================     ===============

Weighted average number
of shares outstanding                              14,892,290          10,003,875
                                              ================     ===============
*   Less than $0.01


See accountants' review report and accompanying notes to these financial statements.


                     SUN RIVER ENERGY, INC. AND SUBSIDIARY
                         (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                                            Deficit
                                        COMMON STOCK          Additional   Accum. During   Total
                                                              Paid-in      Development    Stockholders'
                                    # of Shares   Amount      Capital        Stage        Equity
                                   -----------   ----------- ----------   ------------  -----------
Balance - October 22, 2002                  -          $ -         $ -            $ -          $ -
Stock issued for cash                   1,000            1          49              -           50
Net Loss for Period                         -            -           -            (50)         (50)
                                   -----------   ----------- ----------   ------------  -----------
Balance - December 31, 2002             1,000            1          49            (50)           -
                                   -----------   ----------- ----------   ------------  -----------
Net Loss for Year                           -            -           -              -            -
                                   -----------   ----------  ----------   ------------  -----------
Balance - December 31, 2003             1,000            1          49            (50)           -
                                   -----------   ----------  ----------   ------------  -----------

Net Loss for Year                           -            -           -              -            -
                                   -----------   ----------  ----------   ------------  -----------
Balance - December 31, 2004             1,000            1          49            (50)           -
                                   -----------   ----------  ----------   ------------  -----------
Issuance of shares for Merger       9,033,333          903     436,763              -      437,666
Merger accounting                     484,500           48     (20,923)             -      (20,875)
Value of subsidiary in excess
 of related party's basis                                     (866,667)                   (866,667)
Net Loss for Year                           -            -           -       (350,050)    (350,050)
                                   -----------   ----------  ----------   ------------  -----------
Balance - April 30, 2006            9,518,833          952    (450,778)      (350,100)    (799,926)
                                   -----------   ----------  ----------   ------------  -----------
Issuance of Stock for Cash            795,000           80     397,420              -      397,500
 at $0.50 per share plus warrant
  at $0.75
Issuance of Stock for Debt            242,935           24     149,976              -      150,000
 at $0.62 per share
Issuance of Stock for Marketable      800,000           80     399,920              -      400,000
 securities at $0.50 per share
Issuance of Stock for Services        309,000           31     154,469              -      154,500
 at $0.50 per share

Issuance of Stock for Lease           880,000           88     439,912              -      440,000
 acquisition

Issuance of Stock for Cash          2,200,000          220   1,099,780              -    1,100,000
Net Loss for Year                           -            -           -       (661,339)    (661,339)
                                   -----------   ----------  ----------   ------------  -----------
Balance - April 30, 2007           14,745,768        1,475   2,190,699     (1,011,439)   1,180,735
                                   -----------   ----------  ----------   ------------  -----------

Issuance of stock for services        100,000           10     189,990              -      190,000

Issuance of stock for consulting       60,000            6     113,994              -      114,000
 services

Issuance of stock for retainer        100,000           10     114,990              -      115,000

Issuance of stock for extension        20,000            2      50,998              -       51,000

Issuance of options for consulting          -            -      24,550              -       24,550
 services

Net Loss for Period                         -            -           -       (388,339)    (388,339)
                                   -----------   ----------  ----------   ------------  -----------
Balance - July 31, 2007            15,025,768      $ 1,503   $2,685,221   $ (1,399,778) $1,286,946
                                   ===========   ==========  ==========   ============  ===========


See accountants' review report and accompanying notes to these financial statements.


                     SUN RIVER ENERGY, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                             Three-months ended           October 22, 2002
                                                                                  July 31,                   (Inception) to


                                                                            2007             2006          July 31, 2007
                                                                        -------------    -------------    -----------------
Cash Flows from Operating Activities

     Net Loss                                                             $ (388,339)       $ (45,929)        $ (1,399,778)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                             60                -                   60
         Amortization of stock issued for services                            26,780                -               26,780
         Unrealized loss on marketable securities                              4,305                -               57,105
         Stock issued for services                                           189,550                -              344,050
         Decrease (increase) in current assets                             1,198,148           (7,500)            (201,052)
         (Decrease) increase in accounts payable and accrued expenses       (212,446)               -              292,852
                                                                        -------------    -------------    -----------------
Net Cash Provided (Used) by Operating Activities                           1,206,397          (53,429)            (879,983)
                                                                        -------------    -------------    -----------------
Cash Flows from Investing Activities
     (Increase) in fixed assets                                               (1,200)               -               (1,200)
     Acquisition of Wyoming lease                                                  -                -           (7,040,000)
     Acquisition - net of cash acquired                                            -                -             (813,001)
                                                                        -------------    -------------    -----------------
Net Cash Used for Investing Activities                                        (1,200)               -           (7,854,201)
                                                                        -------------    -------------    -----------------
Cash Flows from Financing Activities
     Stock issued for cash                                                         -          370,000            1,444,750
     Stock issued for debt/assets                                                  -                -              990,000
     Proceeds from/(Payments to) notes payable                              (794,807)         (25,000)           5,951,830
     Proceeds from/(Payments to) notes payable - related party                     -         (200,000)             408,102
     Merger accounting                                                             -                -              (20,875)
                                                                        -------------    -------------    -----------------
Net Cash (Used) Provided by Financing Activities                            (794,807)         145,000            8,773,807
                                                                        -------------    -------------    -----------------
                                                                                                           `
Net Increase in Cash & Cash Equivalents                                       22,051          137,500               39,623

Beginning Cash & Cash Equivalents                                             17,572              999                    -

Ending Cash & Cash Equivalents                                            $   39,623        $ 138,499         $     39,623
                                                                        =============    =============    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                       $ 115,796         $      -          $    129,535
                                                                        =============    =============    =================
     Cash paid for taxes                                                  $       -         $      -          $          -
                                                                        =============    =============    =================
NON-CASH TRANSACTIONS
     Stock issued for debt                                                $       -         $      -          $    150,000
                                                                        =============     =============   =================
     Stock issued for interest                                            $  51,000         $      -          $     51,000
                                                                        =============     =============   =================
     Stock issued for marketable securities                               $       -         $      -          $    400,000
                                                                        =============     =============   =================
     Stock issued for other assets                                        $ 190,000         $      -          $    630,000
                                                                        =============     =============   =================
     Stock issued for services                                            $ 253,550         $      -          $    408,050
                                                                        =============     =============   =================



See accountants' review report and accompanying notes to these financial statements.

                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2007
                                  (Unaudited)

Note  1 -  Organization,  Basis  of  Presentation  and  Summary  of  Significant
--------------------------------------------------------------------------------
Accounting Policies:
-------------------

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

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2007 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

At July 31, 2007, marketable securities consist of 141,400 shares of common stock of Tonga. These securities are carried at estimated fair value ($196,695 at July 31, 2007) based upon quoted market prices, and are included in current assets in the Company's July 31, 2007 balance sheet.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized loss on marketable securities of $4,350 during the three months ended July 31, 2007.

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $22,997 during the three months ended July 31, 2007.

Deferred Consulting Costs:

In May 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into) The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the three months ended July 31, 2007, $26,780 was expensed.

Well Development Costs:

During the three months ended July 31, 2007, the Company issued 100,000 shares of its restricted common stock as payment for services in connection with drilling activities. The shares had a value of $190,000, based on a closing market price of $1.90 per share. The Company has capitalized these costs.

Stock-Based Compensation:

The Company has adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123R"), "Share-Based Payment", which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expenses on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

On May 31, 2007, the Company entered into an agreement with a third party for public relation services. Compensation consists of options of 10,000 shares of the Company's restricted common stock per month, to be issued at the end of each month of service. The options are to have a term of 2 years from the date of issuance and an exercise price to be determined by the closing market price on the last day of each month of service. The options are fully vested at issuance and will provide for cashless exercise.

During the three months ended July 31, 2007, the Company granted 20,000 stocks options to the third party at an exercise prices ranging from $1.59 to $2.25 per share. The fair value of the options at the date of grant was $24,550 and was recorded as compensation expense. The Company used the following assumptions to determine the fair value of stock option grants during the three months ended July 31, 2007:
                                                                 2007
                                                                 ----

                       Expected life                             1 year
                       Volatility                                117% - 130%
                       Risk-free interest rate                  4.85% - 4.91%
                       Dividend yield                           0

The Company did not grant any options during the three months ended July 31, 2006.

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options.

The dividend yield represents our anticipated cash dividend over the expected life of the options.

A summary of option activity for the three months ended July 31, 2007 is presented below:



                                                                             Weighted Average
                                                         Weighted Average        Remaining
                                       Shares Under       Exercise Price     Contractual Life        Aggregate
                                          Option          --------------     ----------------        Intrinsic Value
                                          ------                                                     ---------------
Outstanding at May 1, 2007                       -             $     -                    -            $      -
  Granted                                   20,000                   2           0.09 years                   -
  Exercised                                      -                   -                    -                   -
  Expired                                        -                   -                    -                   -
                                           -------             -------           ----------           ---------
Outstanding at July 31, 2007                20,000             $     2           0.09 years                   -
                                           =======             =======           ==========           =========


At July 31, 2007, all outstanding and exercisable options were fully vested.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Recently Issued Accounting Pronouncements:

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

Note 2 - Going Concern:
----------------------

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $388,339 for the three months ended July 31, 2007 and an accumulated deficit during the development stage of $1,399,778 as of July 31, 2007. At July 31, 2007, the Company's total current liabilities exceed total current assets by $3,716,466.

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

Note 3 - Leases and Mineral Rights:
-----------------------------------

The property is valued at $214,000 for 3,200 acres of leases in Wyoming assigned from Nova Leasing, Inc., and Sharon Fowler. This is the amount of the 2 notes listed in Note 4. The Mineral rights in New Mexico are valued at $100,000, which is based on the predecessor basis in mineral rights.

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

Note 4 - Notes Payable:
----------------------

As of July 31, 2007, Notes Payable consisted of the following:

                                       Rate    Principal   Repay      Balance      Interest   Due       Security
                                       ----    ---------   -----      -------      --------   ---       --------
Nova Leasing, Inc.           4/12/06   6.00%   $   64,000      -      $   64,000   $   4,754  9/30/07   Lease
Sharon K. Fowler             4/20/06   6.00%   $  150,000  $119,363   $   30,637   $     654  9/30/07   Lease
Robert A. Doak Jr.           4/10/06   6.00%   $  600,000  $191,898   $  408,102   $  26,096  9/30/07   Mineral
                                                                                                        Rights
Nova Leasing, Inc. WY Lease  11/3/06    7.5%   $6,600,000  $858,603   $5,741,397   $ 124,767 10/15/07   Lease


Note Payable

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007. During the year ended April 30, 2007, the Company made payments of $191,898 on the note. On April 10, 2007, the note was extended for 6 months to be due at September 30, 2007. The note is secured by the Company's mineral rights. During the three months ended July 31, 2007, Mr. Doak assigned the note to an unrelated third party.

Note 5 -Stockholders' Equity:
----------------------------

Common Stock

During the three months ended July 31, 2007, the Company issued 20,000 shares of its restricted common stock as payment for an extension on the due date of the $64,000 promissory note due to Nova Leasing. The shares had a value of $51,000 based on a closing market price of $2.55 per share.

During the three months ended July 31, 2007, the Company issued 100,000 shares of its restricted common stock as payment for services in connection with drilling activities. The shares had a value of $190,000, based on a closing market price of $1.90 per share.

During the three months ended July 31, 2007, the Company 60,000 shares to a third party as payment for services in negotiating drilling contracts. The shares had a value of $114,000, based on a closing market price of $1.90 per share.

During the three months ended July 31, 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the three months ended July 31, 2007, $26,780 was expensed.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2007, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

RESULTS OF OPERATION
--------------------

Results of  Operations  for the Three Months Ended July 31, 2007 Compared to the
--------------------------------------------------------------------------------
Three Months Ended July 31, 2006
--------------------------------

During the three months ended July 31, 2007 and 2006, the Company did not recognize any revenues from its operating activities.

During the three months ended July 31, 2007, operating expenses were $194,245 compared to $45,929 during the three months ended July 31, 2006. The $148,316 increase is due to the increased operating activity level of the Company over the previous period. The Company incurred $188,080 in consulting expenses during the three months ended July 31, 2007.

The Company recognized interest expense of $166,796 during the three months ended July 31, 2007. Interest expenses increased by $166,796 compared to the three months ended July 31, 2006. The increase is due to an increase in notes payables over the fiscal year to support operations. Interest expense includes an expense of $51,000. The Company issued 20,000 shares to Nova Leasing in connection with the extension of the $64,000 note held by Nova Leasing. The shares were deemed to have a value of $51,000 based on the closing market price of $2.55 per share.

During the three months ended July 31, 2007, the Company recognized a net loss of $388,339, compared to a net loss of $45,929 for the three months ended July 31, 2006. The increase of $342,410 was due the increase in operational expenses caused by the increase in operational activities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended July 31, 2007, the Company received cash of $1,206,397 from its operating activities. The Company had cash of $39,623 at July 31, 2007. The Company used $1,200 in the purchase of fixed assets during the three months ended July 31, 2007. The used $794,807 in its financing activities during the three months ended July 31, 2007. During the three months ended July 31, 2007, the Company had a net increase in cash of $22,051.

During the three months ended July 31, 2006, the Company used cash of $7,500 in its operating activities. The Company had a cash balance of $138,499 at July 31, 2006. The Company did not receive any cash flows from investing activities during the three months ended July 31, 2006. The Company received $145,000 from its financing activities during the three months ended July 31, 2006.

The Company during the three months ended July 31, 2007, received $1,100,000 from the payment of a subscription receivable. In exchange for the receivable, the Company issued 2,200,000 of its common shares at the time of the issuance of the receivable in April 2007. The Company used these funds to make a payment on $6,600,000 note payable owed to Nova Leasing, LLC.

During the three months ended July 31, 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the three months ended July 31, 2007, $26,780 was expensed.

During the three months ended July 31, 2007, the Company entered into an agreement with a third party for public relation services. Compensation consists of options of 10,000 shares of the Company's common stock per month, to be issued at the end of each month of service. The options are to have a term of 2 years from the date of issuance and an exercise price to be determined by the closing market price on the last day of each month of service. The options are fully vested at issuance and will provide for cashless exercise. The Company granted 20,000 stocks options to the third party at an exercise prices ranging from $1.59 to $2.25 per share. The fair value of the options at the date of grant was $24,550 and was recorded as compensation expense.

During the three months ended July 31, 2007, the Company issued 100,000 shares of its restricted common stock as payment for services in connection with drilling activities. The shares had a value of $190,000, based on a closing market price of $1.90 per share.

At July 31, 2007, marketable securities consist of 141,400 shares of common stock of Tonga. These securities are carried at estimated fair value ($196,695 at July 31, 2007) based upon quoted market prices. During the three months ended July 31, 2007, the Company sold 34,600 shares and received funds of $45,630, which it used to support operations.

The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

ADDITIONAL FINANCING
--------------------

NEED FOR ADDITIONAL FINANCING
-----------------------------

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow the Company to carry out its business.

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report July 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

ITEM 3(A)T. CONTROLS AND PROCEDURES
-----------------------------------

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

                NONE

ITEM 2.  CHANGES IN SECURITIES
------------------------------

 The Company made the following unregistered sales of its securities from May 1, 2007 through July 31, 2007.


  DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES       CONSIDERATION                CLASS OF PURCHASER

------------------ -------------------------- --------------- -------------------------------- -----------------------------------
                                                              Investment Banking Services      Accredited Investors
    05/07/07       Common Stock                      100,000
------------------ -------------------------- --------------- -------------------------------- -----------------------------------

     5/31/07       Common Stock                       20,000  Promissory Note Extension        Business Associate
------------------ -------------------------- --------------- -------------------------------- -----------------------------------
     6/30/07       Stock Option                       10,000  Consulting Agreement              Business Associate
------------------ -------------------------- --------------- -------------------------------- -----------------------------------
     7/10/07       Common Stock                      100,000  Services in association with
                                                              drilling activities              Business Associates
------------------ -------------------------- --------------- -------------------------------- -----------------------------------
     7/10/07       Common Stock                       60,000  Negotiation of drilling
                                                              contracts                        Business Associate
------------------ -------------------------- --------------- -------------------------------- -----------------------------------
     7/31/07       Stock Option                       10,000  Consulting Agreement             Business Associate
------------------ -------------------------- --------------- -------------------------------- -----------------------------------

Exemption From Registration Claimed

         All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE
                                        4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             SUN RIVER ENERGY, INC.
                                  (Registrant)



Dated: September __, 2007                    By: /s/ Wesley Whiting
                                                 ------------------
                                                     Wesley Whiting, President &
                                                     Chief Accounting Officer