Form 10QSB
period 2007-10-31
SUN RIVER ENERGY, INC
filed 2007-12-20
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2007

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

As of December 14, 2007, there were 15,075,768 shares of the registrant's sole class of common shares outstanding.

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

         Consolidated Balance Sheet - October 31, 2007 and
                  April 30, 2007                                                           F-2

         Consolidated Statement of Operations  -
                  Six and Three months ended  October 31, 2007 and 2006 and From
                  October 22, 2002 (Inception) to October 31, 2007                         F-3

         Consolidated Statement of Changes in Stockholders' Equity (Deficit) -
                  From October 22, 2002 (Inception) to October 31, 2007                    F-4

         Consolidated  Statement  of Cash Flows - Six months  ended  October 31,
                  2007 and 2006 and from October 22, 2002 (Inception) to
                  October 31, 2007                                                         F-6

         Notes to Consolidated Financial Statements                                        F-7

Item 2.  Management's Discussion and Analysis                                               1

Item 3. Controls and Procedures                                                             4

Item 3A(T).  Controls and Procedures                                                        4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sun River Energy, Inc.

We have reviewed the accompanying consolidated balance sheet of Sun River Energy, Inc., a development stage of company, as of October 31, 2007 and the related consolidated statements of operations for the six and three-months ended October 31, 2007 and 2006, the related consolidated statement of changes in stockholders' equity (deficit) and the related consolidated statement of cash flows for the six-months ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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


December 17, 2007
Jaspers + Hall, PC
/s/ Jaspers + Hall, PC

                      SUN RIVER ENERGY, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                           (Unaudited)         (Audited)
                                                                           October 31,         April 30,
                                                                              2007               2007
                                                                          --------------    ----------------
ASSETS:

Current Assets:
        Cash                                                                 $    3,141         $    17,572
        Marketable Securities                                                    88,830             299,200
        Stock Subscription Receivable                                                 -           1,100,000
                                                                          --------------    ----------------
Total Current Assets                                                             91,971           1,416,772
                                                                          --------------    ----------------
Fixed Assets - net of accumulated depreciation of $120                            1,080                   -
                                                                          --------------    ----------------
Other Assets:
        Advances on farmout                                                      20,783                   -
        Prepaid Expenses                                                          1,970                   -
        Leases                                                                7,324,000           7,324,000
        Well development                                                        640,228                   -
        Mineral Rights                                                          100,000             100,000
                                                                          --------------    ----------------
Total Other Assets                                                            8,086,981           7,424,000
                                                                          --------------    ----------------
TOTAL ASSETS                                                                 $8,180,032         $ 8,840,772
                                                                          ==============    ================
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
        Accounts Payable and Accrued Expenses                                 $ 856,992         $   505,298
        Notes Payable                                                         3,138,034           4,046,637
        Notes Payable - Related Parties                                         483,278             408,102
                                                                          --------------    ----------------
Total Current Liabilities                                                     4,478,304           4,960,037
                                                                          --------------    ----------------
Long-Term Liabilities
        Notes Payable - net of current portion                                2,700,000           2,700,000
                                                                          --------------    ----------------
Total Long-Term Liabilities                                                   2,700,000           2,700,000
                                                                          --------------    ----------------
TOTAL LIABILITIES                                                             7,178,304           7,660,037

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                           1,508               1,475
        authorized, 15,075,768 and 14,745,768 shares issued
        and outstanding as of October 31, 2007 and April 30, 2007, respectively
    Additional paid-in capital                                                2,749,286           2,190,699
    Deferred Consulting Cost                                                    (59,470)                  -
    Deficit accumulated during the development stage                         (1,689,596)         (1,011,439)
                                                                          --------------    ----------------
Total Stockholders' Equity                                                    1,001,728           1,180,735
                                                                          --------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $8,180,032         $ 8,840,772
                                                                          ==============    ================

See accountant's review report and notes to these consolidated financial statements.

                                      F-2

                      SUN RIVER ENERGY, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                              Three-Months Ended               Six-Months Ended                October 22, 2002
                                               October 31, 2007                October 31, 2007           (Inception) to
                                             2007            2006            2007            2006              October 31, 2007
                                         --------------  --------------  --------------  -------------   ---------------------------
Revenue:
     Income                                  $       -       $       -      $        -      $       -         $          -
                                         --------------  --------------  --------------  -------------   ------------------
Total Income                                         -               -               -              -                    -

Costs and Expenses:
      Consulting                                44,600         157,000         234,180        166,000              555,906
      Accounting & Legal                         1,875          16,000           5,450         22,000              263,916
      Lease Expenses                                 -          16,685               -         39,786               41,296
      Office Expenses                           17,377          14,189          18,816         21,966               67,083
      Depreciation                                  60               -             120              -                  120
      Bank Charges                                 139              96             323            148                  584
                                         --------------  --------------  --------------  -------------   ------------------
Total Expenses                                  64,051         203,970         258,889        249,900              928,905
                                         --------------  --------------  --------------  -------------   ------------------
Loss From Operations                           (64,051)       (203,970)       (258,889)      (249,900)            (928,905)
                                         --------------  --------------  --------------  -------------   ------------------

Other Income (Expenses)
      Interest income                               26              55              30             55                  719
      Interest expense                        (117,334)        (19,751)       (284,131)       (19,751)            (563,402)
      Realized loss on investments                   -               -         (22,997)             -              (33,038)
      Unrealized loss on investments          (107,865)        (40,000)       (112,170)       (40,000)            (164,970)
                                         --------------  --------------  --------------  -------------   ------------------
Net Loss                                     $(289,224)      $(263,666)     $ (678,157)     $(309,596)        $ (1,689,596)
                                         ==============  ==============  ==============  =============   ==================
Per Share Information
  Loss per common share                        *               *               *               *
                                         ==============  ==============  ==============  =============
  Weighted average number
    of shares outstanding                   15,058,920      11,380,954      14,903,371     10,635,926
                                         --------------  --------------  --------------  -------------
*   Less than $(0.01) per share

See accountant's review report and notes to these consolidated financial statements.


                                      F-3



                      SUN RIVER ENERGY, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                                    Deficit
                                                   COMMON STOCK             Additional  Deferred    Accum. During       Total
                                           -----------------------------                Consulting
                                                                             Paid-in    Cost        Development        Stockholders'
                                            # of Shares       Amount         Capital                Stage           Equity (Deficit)
                                           --------------   ------------   ------------- ------  ---------------   -----------------
Balance - October 22, 2002                             -        $     -      $        -  $ -      $              -       $        -
Stock issued for cash                              1,000              1              49    -                     -               50
Net Loss for Period                                    -              -               -    -                   (50)             (50)
                                           --------------   ------------   ------------- ---------  ---------------   --------------

Balance - December 31, 2002                        1,000              1              49    -                   (50)               -
                                           --------------   ------------   ------------- ---------  ---------------   --------------

Net Loss for Year                                      -              -               -    -                     -                -
                                           --------------   ------------   ------------- ---------  ---------------   --------------

Balance - December 31, 2003                        1,000              1              49    -                   (50)               -
                                           --------------   ------------   ------------- ---------  ---------------   --------------
Net Loss for Year                                      -              -               -    -                     -                -
                                           --------------   ------------   ------------- ---------  ---------------   --------------
Balance - December 31, 2004                        1,000              1              49    -                   (50)               -
                                           --------------   ------------   ------------- ---------  ---------------   --------------
Issuance of shares for Merger                  9,033,333            903         436,763    -                     -          437,666
Merger accounting                                484,500             48         (20,923)   -                     -          (20,875)
Value of subsidiary in excess
 of related party's basis                              -              -        (866,667)   -                     -         (866,667)
Net Loss for Year                                      -              -               -    -              (350,050)        (350,050)
                                           --------------   ------------   ------------- ---------  ---------------   --------------
Balance - April 30, 2006                       9,518,833            952        (450,778)   -              (350,100)        (799,926)
                                           --------------   ------------   ------------- ---------  ---------------   --------------
Issuance of Stock for Cash                       795,000             80         397,420    -                     -          397,500
     at $0.50 per share plus
      warrant at $0.75
Issuance of Stock for Debt                       242,935             24         149,976    -                     -          150,000
     at $0.62 per share
Issuance of Stock for Marketable Securities      800,000             80         399,920    -                     -          400,000
     at $0.50 per share
Issuance of Stock for Services                   309,000             31         154,469    -                     -          154,500
     at $0.50 per share
Issuance of Stock for Lease acquisition          880,000             88         439,912    -                     -          440,000
Issuance of Stock for Cash                     2,200,000            220       1,099,780    -                     -        1,100,000
Net Loss for Year                                      -              -               -    -              (661,339)        (661,339)
                                           --------------   ------------   ------------- ---------  ---------------   --------------
Balance - April 30, 2007                      14,745,768          1,475       2,190,699    -            (1,011,439)       1,180,735
                                           --------------   ------------   ------------- ---------  ---------------   --------------
Stock issued for services                        330,000             33         519,967    -                     -          520,000
Options issued                                         -              -          38,620    -                     -           38,620
Deferred consulting cost                               -              -               -   (59,470)               -          (59,470)
Net Loss for Period                                    -              -               -    -              (678,157)        (678,157)
                                           --------------   ------------   ------------- ---------  ---------------   --------------
Balance - October 31, 2007                    15,075,768        $ 1,508      $2,749,286  $(59,470)    $ (1,689,596)      $1,001,728
                                           ==============   ============   ============= =========  ===============   ==============

See accountant's review report and notes to these consolidated financial statements.

                                      F-4


                 SUN RIVER ENERGY, INC. AND SUBSIDIARY
                     (A Development Stage Company)
                 Consolidated Statement of Cash Flows
                              (Unaudited)

                                                                              Six-Months Ended            October 22, 2002
                                                                                 October 31,               (Inception) to
                                                                            2007             2006         October 31, 2007
                                                                        --------------    ------------    ------------------
Cash Flows from Operating Activities:

     Net Loss                                                              $ (678,157)     $ (309,596)         $ (1,689,596)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                             120               -                   120
         Unrealized loss on marketable securities                             210,370          40,000               263,170
         Stock issued for services                                            558,620         154,500               713,120
         Increase in current assets                                                 -        (400,000)           (1,399,200)
         Increase (decrease) in accounts payable and accrued expenses         381,882        (130,400)              887,180
                                                                        --------------    ------------    ------------------
Net Cash Provided (Used) by Operating Activities                              472,835        (645,496)           (1,225,206)
                                                                        --------------    ------------    ------------------
Cash Flows from Investing Activities:
     Increase in fixed assets                                                  (1,200)              -                (1,200)
     Increase in other assets                                                (722,451)              -              (722,451)
     Acquisition of Wyoming lease                                                   -               -            (7,040,000)
     Acquisition - net of cash acquired                                             -               -              (813,001)
                                                                        --------------    ------------    ------------------
Net Cash Used for Investing Activities                                       (723,651)              -            (8,576,652)
                                                                        --------------    ------------    ------------------
Cash Flows from Financing Activities:
     Stock issued for cash                                                  1,100,000         397,500             2,544,750
     Stock issued for debt and assets                                               -         550,000               990,000
     Payments of and proceeds from notes payable                             (908,603)        (69,550)            5,838,034
     Proceeds from and payments of notes payable - related party               44,988        (200,000)              453,090
     Merger accounting                                                              -               -               (20,875)
                                                                        --------------    ------------    ------------------
Net Cash (Used In) Provided by Financing Activities                           236,385         677,950             9,804,999
                                                                                                           `
Net (Decrease) Increase in Cash & Cash Equivalents                            (14,431)         32,454                 3,141

Beginning Cash & Cash Equivalents                                              17,572             999                     -

Ending Cash & Cash Equivalents                                             $    3,141      $   33,453          $      3,141
                                                                        ==============    ============    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                        $  115,796      $      151          $    129,535
                                                                        ==============    ============    ==================
     Cash paid for income taxes                                            $        -      $        -          $          -
                                                                        ==============    ============    ==================
NON-CASH TRANSACTIONS
     Stock issued for debt                                                 $        -      $  150,000          $    150,000
                                                                        ==============    ============    ==================
     Stock issued for marketable securities                                $        -      $  400,000          $    400,000
                                                                        ==============    ============    ==================
     Stock issued for other assets                                         $        -      $  154,500          $    440,000
                                                                        ==============    ============    ==================
     Stock issued for services                                             $  544,550      $        -          $    699,050
                                                                        ==============    ============    ==================



See accountant's review report and notes to these consolidated financial statements.

                                      F-5


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2007

Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies:

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

At October 31, 2007, marketable securities consist of 158,000 shares of common stock of Tonga. These securities are carried at estimated fair value ($88,830 at July 31, 2007) based upon quoted market prices, and are included in current assets in the Company's October 31, 2007 balance sheet.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized loss on marketable securities of $112,170 during the six months ended October 31, 2007 ($107,865 for the three months ended October 31, 2007).

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $22,997 during the six months ended October 31, 2007 ($0 for the three months ended October 31, 2007).

Deferred Consulting Costs:

In May 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into) The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the six months ended October 31, 2007, $55,530 was expensed ($28,750 for the three months ended October 31, 2007).

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

During the six months ended October 31, 2007, the Company granted 50,000 stock options to the third party at an exercise prices ranging from $0.60 to $2.25 per share. The fair value of the options at the date of grant was $38,620 and was recorded as compensation expense. The Company used the following assumptions to determine the fair value of stock option grants during the six months ended October 31, 2007:

                                                          2007
                                                          ----

                       Expected life                      1 year
                       Volatility                       111% - 130%
                       Risk-free interest rate         4.04% - 4.91%
                       Dividend yield                     0

The Company did not grant any options during the six months ended October 31, 2006.

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options.

The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

A summary of stock option activity for the six months ended October 31, 2007 is presented below:


                                                                 Weighted         Weighted Average
                                             Shares Under         Average            Remaining            Aggregate
                                                Option         Exercise Price     Contractual Life       Intrinsic Value
                                                ------         --------------     ----------------       ---------------


Outstanding at May 1, 2007                               -          $      -                   -           $      -
  Granted                                           50,000              1.00          1.83 years                  -
  Exercised                                              -                 -                   -                  -
  Expired                                                -                 -                   -                  -
                                            --------------          --------         ----------           ---------
Outstanding at October 31, 2007                     50,000          $   1.00          1.07 years           $      -
                                            ==============          ========         ==========           =========

At October 31, 2007, all outstanding and exercisable options were fully vested.

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

Note 2 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $678,157 for the six months ended October 31, 2007 $289,224 in three months ended October 31, 2007) and an accumulated deficit during the development stage of $1,689,596 as of October 31, 2007. At October 31, 2007, the Company's total current liabilities exceed total current assets by $4,386,333.

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

As of October 31, 2007, Notes Payable consisted of the following:

                                    Rate     Principal     Repay      Balance       Interest    Due          Security
                                    ----     ---------     -----      -------       --------    ---          --------


Nova Leasing, Inc.       4/12/06    6.00%    $    64,000      -      $     64,000  $  6,657      9/30/07      Lease
Sharon Fowler            4/20/06    6.00%    $   150,000   $119,363  $     30,637  $  1,118      9/30/07      Lease
Lender Facilities, LLC   10/8/07    7.5%     $   314,527      -      $    314,527  $  1,486     10/08/08      None
Nova  Leasing,  Inc.
WY Lease                 11/3/06    7.5%     $ 6,600,000   $858,603  $  5,741,397  $217,072     10/15/08      Lease
M.A. Littman             10/15/07   7.5%     $    44,988      -      $     44,988  $      -    On Demand      None
M.A. Littman             10/8/07    7.5%     $   123,763      -      $    123,763  $    585     10/08/08      None
Jerry Bachman            10/31/07   7.5%     $     2,000      -      $      2,000  $      -    On Demand      None



Note Payable - Related Party

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007. During the year ended April 30, 2007, the Company made payments of $191,898 on the note. On
April 10, 2007, Mr. Doak agreed to extend the payment of note for 6 months. On October 8, 2007, Mr. Doak assigned the note and accrued interest to Mr. M.A. Littman and Lender Facilities, LLC in the amounts of $123,763 and $314,527, respectively. The new promissory notes have an annual interest rate of 7.5% and a due date of October 15, 2008.

Note 5 -Stockholders' Equity:

Common Stock

During the six months ended October 31, 2007, the Company issued 20,000 shares of its restricted common stock as payment for an extension on the due date of the $64,000 promissory note due to Nova Leasing. The shares had a value of $51,000 based on a closing market price of $2.55 per share.

During the six months ended October 31, 2007, the Company issued 100,000 shares of its restricted common stock as payment for services in connection with drilling activities. The shares had a value of $190,000, based on a closing market price of $1.90 per share.

During the six months ended October 31, 2007, the Company issued 60,000 shares to a third party as payment for services in negotiating drilling contracts. The shares had a value of $114,000, based on a closing market price of $1.90 per share.

During the six months ended October 31, 2007, the Company issued 150,000 shares to third parties, as payment for services in connection with drilling activities. The shares had a value of $163,967, based on an average closing market price of $1.10 per share.

During the six months ended October 31, 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the six months ended October 31, 2007, $55,530 was expensed ($28,750 for the three months ended October 31, 2007).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATION
--------------------

Results of Operations for the Six Months Ended October 31, 2007 Compared to the Six Months Ended October 31, 2006

During the six months ended October 31, 2007 and 2006, the Company did not recognize any revenues from its operating activities.

During the six months ended October 31, 2007, operating expenses were $258,889 compared to $249,900 during the six months ended October 31, 2006. The $8,989 increase is due to the increased operating activity level of the Company over the previous period. The Company incurred $234,180 in consulting expenses and $640,228 in lease development expenses during the six months ended October 31, 2007.

The Company recognized interest expense of $284,131 during the six months ended October 31, 2007. Interest expenses increased by $264,380 compared to the six months ended October 31, 2006. The increase is due to an increase in notes payables over the fiscal year to support operations. Interest expense includes an expense of $51,000. The Company issued 20,000 shares to Nova Leasing in connection with the extension of the $64,000 note held by Nova Leasing. The shares were deemed to have a value of $51,000 based on the closing market price of $2.55 per share.

During the six months ended October 31, 2007, the Company recognized a net loss of $678,157, compared to a net loss of $309,597 for the six months ended October 31, 2006. The increase of $368,561 was due the increase in operational expenses caused by the increase in operational activities.

Results of Operations for the Three Months Ended October 31, 2007 Compared to the Three Months Ended October 31, 2006

During the three months ended October 31, 2007 and 2006, the Company did not recognize any revenues from its operating activities.

During the three months ended October 31, 2007, operating expenses were $64,051 compared to $203,970 during the three months ended October 31, 2006. The $139,919 increase is due to the increased operating activity level of the Company over the previous period. The Company incurred $44,600 in consulting expenses during the three months ended October 31, 2007.

The Company recognized interest expense of $117,334 during the three months ended October 31, 2007. Interest expenses increased by $97,590 compared to the three months ended October 31, 2006. The increase is due to an increase in notes payables over the fiscal year to support operations.

During the three months ended October 31, 2007, the Company recognized a net loss of $289,224, compared to a net loss of $263,666 for the three months ended October 31, 2006. The increase of $25,958 was due the increase in operational expenses caused by the increase in operational activities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the six months ended October 31, 2007, the Company received cash of $472,835 from its operating activities. The Company had cash of $3,141 at October 31, 2007. The Company used $723,651 in the purchase assets during the six months ended October 31, 2007. The Company received $236,385 in its financing activities during the six months ended October 31, 2007. During the six months ended October 31, 2007, the Company had a net decrease in cash of $14,431.

During the six months ended October 31, 2006, the Company used cash of $645,496 in its operating activities. The Company had a cash balance of $33,453 at October 31, 2006. The Company did not receive any cash flows from investing activities during the six months ended October 31, 2006. The Company received $677,950 from its financing activities during the six months ended October 31, 2006.

The Company during the six months ended October 31, 2007, received $1,100,000 from the payment of a subscription receivable. In exchange for the receivable, the Company issued 2,200,000 of its common shares at the time of the issuance of the receivable in April 2007. The Company used these funds to make a payment on $6,600,000 note payable owed to Nova Leasing, LLC.

During the six months ended October 31, 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the six months ended October 31, 2007, $55,530 was expensed ($28,750 for the three months ended October 31, 2007).

During the six months ended October 31, 2007, the Company entered into an agreement with a third party for public relation services. Compensation consists of options of 10,000 shares of the Company's common stock per month, to be issued at the end of each month of service. The options are to have a term of 2 years from the date of issuance and an exercise price to be determined by the closing market price on the last day of each month of service. The options are fully vested at issuance and will provide for cashless exercise. The Company granted 20,000 stocks options to the third party at an exercise prices ranging from $1.59 to $2.25 per share. The fair value of the options at the date of grant was $24,550 and was recorded as compensation expense.

During the six months ended October 31, 2007, the Company issued 100,000 shares of its restricted common stock as payment for services in connection with drilling activities. The shares had a value of $190,000, based on a closing market price of $1.90 per share.

During the six months ended October 31, 2007, the Company issued 150,000 shares to third parties, as payment for services in connection with drilling activities. The shares had a value of $163,967, based on an average closing market price of $1.10 per share.

At October 31, 2007, marketable securities consist of 141,400 shares of common stock of Tonga. These securities are carried at estimated fair value ($88,830 at October 31, 2007) based upon quoted market prices. During the six months ended October 31, 2007, the Company sold 34,600 shares and received funds of $45,630, which it used to support operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report October 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

 The Company made the following unregistered sales of its securities from August 1, 2007 through October 31, 2007.



  DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION               CLASS OF PURCHASER
------------------ -------------------------- --------------- ----------------------------- ---------------------------
                                                              Services in association with     Business Associate
    10/31/07       Common Stock                 150,000       drilling activities

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





                                            SUN RIVER ENERGY, INC.
                                                 (Registrant)



Dated: December 17, 2007                By: /s/ Wesley Whiting
                                            ------------------
                                                Wesley Whiting, President &
                                                Chief Accounting Officer