Form 10QSB
period 2008-01-31
SUN RIVER ENERGY, INC
filed 2008-03-21
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2008

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

As of March 14, 2008, there were 15,075,768 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

         Report of Independent Registered Public Accounting Firm                           F-1

         Consolidated Balance Sheet - January 31, 2008 and April 30, 2007                  F-2

         Consolidated Statement of Operations  -  Nine and Three months ended
         January 31, 2008 and 2007 and From October 22, 2002 (Inception) to
         January 31, 2008                                                                  F-3

         Consolidated Statement of Changes in Stockholders' Equity (Deficit) -
         From October 22, 2002 (Inception) to January 31, 2008                             F-4

         Consolidated  Statement of Cash Flows - Nine months  ended  January 31,
         2008 and 2007 and From October 22, 2002 (Inception) to January 31, 2008           F-6

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

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Sun River Energy, Inc.

We have reviewed the accompanying consolidated balance sheet of Sun River Energy, Inc., a development stage of company, as of January 31, 2008 and the related consolidated statements of operations for the nine and three-months ended January 31, 2008 and 2007, the related consolidated statement of changes in stockholders' equity (deficit) and the related consolidated statement of cash flows for the nine-months ended January 31, 2008 and 2007. These financial statements are the responsibility of the Company's management.

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


March 17, 2008
Jaspers + Hall, PC
/s/ Jaspers + Hall, PC


                      SUN RIVER ENERGY, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                          (Unaudited)        (Audited)
                                                                          January 31,        April 30,
                                                                             2008               2007
                                                                         --------------    ---------------
ASSETS:

Current Assets:
        Cash                                                                   $ 2,393           $ 17,572
        Marketable Securities                                                   63,450            299,200
        Stock Subscription Receivable                                                -          1,100,000
                                                                         --------------    ---------------
Total Current Assets                                                            65,843          1,416,772
                                                                         --------------    ---------------
Fixed Assets - net of accumulated depreciation of $120                           1,080                  -
                                                                         --------------    ---------------
Other Assets:
        Advances on farmout                                                     32,728                  -
        Prepaid Expenses                                                         1,970                  -
        Leases                                                               7,324,000          7,324,000
        Well development                                                       779,047                  -
        Mineral Rights                                                         100,000            100,000
                                                                         --------------    ---------------
Total Other Assets                                                           8,237,745          7,424,000
                                                                         --------------    ---------------
TOTAL ASSETS                                                                $8,304,668        $ 8,840,772
                                                                         ==============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
        Accounts Payable and Accrued Expenses                                $ 878,463          $ 505,298
        Notes Payable                                                        3,373,339          4,046,637
        Notes Payable - Related Parties                                        502,738            408,102
                                                                         --------------    ---------------
Total Current Liabilities                                                    4,754,540          4,960,037
                                                                         --------------    ---------------
Long-Term Liabilities
        Notes Payable - net of current portion                               2,700,000          2,700,000
                                                                         --------------    ---------------
Total Long-Term Liabilities                                                  2,700,000          2,700,000
                                                                         --------------    ---------------
TOTAL LIABILITIES                                                            7,454,540          7,660,037

Stockholders' Equity:
    Common stock, $0.0001 par value; 100,000,000 shares                          1,508              1,475
        authorized, 15,075,768 and 14,745,768 shares issued
        and outstanding as of January 31, 2007 and April 30, 2007, respectively
    Additional paid-in capital                                               2,754,006          2,190,699
    Deferred consulting expense                                                (32,690)                 -
    Deficit accumulated during the development stage                        (1,872,696)        (1,011,439)
                                                                         --------------    ---------------
Total Stockholders' Equity                                                     850,128          1,180,735
                                                                         --------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $8,304,668        $ 8,840,772
                                                                         ==============    ===============

See accountant's review report and notes to these consolidated financial statements.



                      SUN RIVER ENERGY, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                              Three-Months Ended              Nine-Months Ended            October 22, 2002
                                                  January 31,                     January 31,              (Inception) to
                                             2008            2007            2008            2007        January 31, 2008
                                         --------------  --------------  --------------  -------------   ------------------
Revenue:
     Income                                        $ -             $ -             $ -            $ -                  $ -
                                         --------------  --------------  --------------  -------------   ------------------
Total Income                                         -               -               -              -                    -

Costs and Expenses:
      Consulting                                36,400          22,000         270,580        204,200              592,305
      Accounting & Legal                            60           7,925           5,510         29,925              263,976
      Lease Expenses                                 -           1,510               -         41,570               41,296
      Office Expenses                            1,897           1,388          20,713          6,880               68,980
      Depreciation                                   -               -             120              -                  120
      Bank Charges                                 174             106             497            254                  758
                                         --------------  --------------  --------------  -------------   ------------------
Total Expenses                                  38,531          32,929         297,420        282,829              967,435
                                         --------------  --------------  --------------  -------------   ------------------
Loss From Operations                           (38,531)        (32,929)       (297,420)      (282,829)            (967,435)
                                         --------------  --------------  --------------  -------------   ------------------

Other Income (Expenses)
      Interest income                               24             222              55            277                  743
      Interest expense                        (119,214)       (131,915)       (403,345)      (151,665)            (682,616)
      Realized loss on investments                   -          (7,183)        (22,997)        (7,183)             (33,038)
      Unrealized loss on investments           (25,380)        (33,200)       (137,550)       (73,200)            (190,350)
                                         --------------  --------------  --------------  -------------   ------------------
Net Loss                                     $(183,101)      $(205,005)     $ (861,257)     $(514,600)        $ (1,872,696)
                                         ==============  ==============  ==============  =============   ==================
Per Share Information
  Loss per common share                     $ (0.01)        $ (0.02))       $    (0.06)       $ (0.05)             05)
                                         ==============  ==============  ==============  =============
  Weighted average number
    of shares outstanding                   15,075,768      12,544,768      14,955,551     11,272,207
                                         --------------  --------------  --------------  -------------
*   Less than $(0.01) per share

See accountant's review report and notes to these consolidated financial statements.




         SUN RIVER ENERGY, INC. AND SUBSIDIARY
      (A Development Stage Company)
       Consolidated Statement of Stockholders' Equity (Deficit)
               (Unaudited)

                                                                                               Deficit
                                                   COMMON STOCK             Additional       Accum. During       Total
                                                                             Paid-in        Development       Stockholders'
                                            # of Shares       Amount         Capital           Stage          Equity (Deficit)
                                           --------------   ------------   -------------   ---------------   -------------------
Balance - October 22, 2002                             -            $ -             $ -               $ -              $ -
Stock issued for cash                              1,000              1              49                 -               50
Net Loss for Period                                    -              -               -               (50)             (50)
                                           --------------   ------------   -------------   --------------    --------------
Balance - December 31, 2002                        1,000              1              49               (50)               -
                                           --------------   ------------   -------------   ---------------   --------------
Net Loss for Year                                      -              -               -                 -                -
                                           --------------   ------------   -------------   ---------------   --------------
Balance - December 31, 2003                        1,000              1              49               (50)               -
                                           --------------   ------------   -------------   ---------------   --------------
Net Loss for Year                                      -              -               -                 -                -
                                           --------------   ------------   -------------   ---------------   --------------
Balance - December 31, 2004                        1,000              1              49               (50)               -
                                           --------------   ------------   -------------   ---------------   --------------
Issuance of shares for Merger                  9,033,333            903         436,763                 -          437,666
Merger accounting                                484,500             48         (20,923)                -          (20,875)
Value of subsidiary in excess
 of related party's basis                              -              -        (866,667)                -         (866,667)
Net Loss for Year                                      -              -               -          (350,050)        (350,050)
                                           --------------   ------------   -------------   ---------------   --------------
Balance - April 30, 2006                       9,518,833            952        (450,778)         (350,100)        (799,926)
                                           --------------   ------------   -------------   ---------------   --------------
Issuance of Stock for Cash                       795,000             80         397,420                 -          397,500
     at $0.50 per share plus
      warrant at $0.75
Issuance of Stock for Debt                       242,935             24         149,976                 -          150,000
     at $0.62 per share
Issuance of Stock for Marketable
     Securities                                  800,000             80         399,920                 -          400,000
     at $0.50 per share
Issuance of Stock for Services                   309,000             31         154,469                 -          154,500
     at $0.50 per share
Issuance of Stock for Lease acquisition          880,000             88         439,912                 -          440,000
Issuance of Stock for Cash                     2,200,000            220       1,099,780                 -        1,100,000
Net Loss for Year                                      -              -               -          (661,339)        (661,339)
                                           --------------   ------------   -------------   ---------------   --------------
Balance - April 30, 2007                      14,745,768          1,475       2,190,699        (1,011,439)       1,180,735
                                           --------------   ------------   -------------   ---------------   --------------
Stock issued for services                        330,000             33         519,967                 -          520,000
Options issued                                         -              -          43,340                 -           43,340
Net Loss for Period                                    -              -               -          (861,257)        (861,257)
                                           --------------   ------------   -------------   ---------------   --------------
Balance - January 31, 2008                    15,075,768        $ 1,508      $2,754,006      $ (1,872,696)       $ 882,818
                                           ==============   ============   =============   ===============   ==============

See accountant's review report and notes to these consolidated financial statements.


                 SUN RIVER ENERGY, INC. AND SUBSIDIARY
                     (A Development Stage Company)
                 Consolidated Statement of Cash Flows
                              (Unaudited)

                                                                              Nine-Months Ended           October 22, 2002
                                                                                 January 31,               (Inception) to
                                                                            2008             2007         January 31, 2008
                                                                        --------------    ------------    ------------------
Cash Flows from Operating Activities:

     Net Loss                                                              $ (861,257)     $ (514,601)         $ (1,872,696)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                             120               -                   120
         Unrealized loss on marketable securities                             137,550          73,200               190,350
         Stock issued for services                                            218,340         154,500               372,840
         Amortization of consulting stock                                      80,340               -                80,340
         Increase in current assets                                           (32,728)       (366,000)           (1,431,928)
         Increase (decrease) in accounts payable and accrued expenses         403,353         (10,472)              908,651
                                                                        --------------    ------------    ------------------
Net Cash Used by Operating Activities                                         (54,282)       (663,373)           (1,752,323)
                                                                        --------------    ------------    ------------------
Cash Flows from Investing Activities:
     Increase in fixed assets                                                  (1,200)              -                (1,200)
     Increase in other assets                                                (549,047)              -              (549,047)
     Sale of marketable securities                                             98,200               -                98,200
     Acquisition of Wyoming lease                                                   -      (7,040,000)           (7,040,000)
     Acquisition - net of cash acquired                                             -               -              (813,001)
                                                                        --------------    ------------    ------------------
Net Cash Used for Investing Activities                                       (452,047)     (7,040,000)           (8,305,048)
                                                                        --------------    ------------    ------------------
Cash Flows from Financing Activities:
     Stock issued for cash                                                  1,100,000         397,500             2,544,750
     Stock issued for debt and assets                                               -         990,000               990,000
     Payments of and proceeds from notes payable                             (891,350)      6,526,336             5,855,287
     Proceeds from and payments of notes payable - related party              282,500        (191,898)              690,602
     Merger accounting                                                              -               -               (20,875)
                                                                        --------------    ------------    ------------------
Net Cash Provided by Financing Activities                                     491,150       7,721,938            10,059,764
                                                                                                           `
Net (Decrease) Increase in Cash & Cash Equivalents                            (15,179)         18,565                 2,393

Beginning Cash & Cash Equivalents                                              17,572             999                     -

Ending Cash & Cash Equivalents                                                $ 2,393        $ 19,564               $ 2,393
                                                                        ==============    ============    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                         $ 242,163        $ 11,988             $ 129,535
                                                                        ==============    ============    ==================
     Cash paid for income taxes                                                   $ -             $ -                   $ -
                                                                        ==============    ============    ==================
NON-CASH TRANSACTIONS
     Stock issued for interest expense                                       $ 51,000             $ -              $ 51,000
                                                                        ==============    ============    ==================
     Stock issued for debt                                                        $ -        $150,000             $ 150,000
                                                                        ==============    ============    ==================
     Stock issued for marketable securities                                       $ -        $400,000             $ 400,000
                                                                        ==============    ============    ==================
     Stock issued for assets                                                $ 230,000        $154,500             $ 670,000
                                                                        ==============    ============    ==================
     Stock issued for services                                              $ 333,340             $ -             $ 333,340
                                                                        ==============    ============    ==================

See accountant's review report and notes to these consolidated financial statements.


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2008

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

At January 31, 2008, marketable securities consist of 158,000 shares of common stock of Tonga. These securities are carried at estimated fair value ($88,830 at July 31, 2007) based upon quoted market prices, and are included in current assets in the Company's January 31, 2008 balance sheet.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized loss on marketable securities of $137,550 during the nine months ended January 31, 2008 ($25,380 for the three months ended January 31, 2008).

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $22,997 during the nine months ended January 31, 2008 ($0 for the three months ended January 31, 2008).

Deferred Consulting Costs:

In May 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into) The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the nine months ended January 31, 2008, $80,340 was expensed ($26,780 for the three months ended January 31, 2008).

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

During the nine months ended January 31, 2008, the Company granted 60,000 stock options to the third party at an exercise prices ranging from $0.70 to $2.25 per share. The fair value of the options at the date of grant was $43,340 and was recorded as compensation expense. The Company used the following assumptions to determine the fair value of stock option grants during the nine months ended January 31, 2008:

                                                         2008

                       Expected life                     1 year
                       Volatility                        117% - 130%
                       Risk-free interest rate           4.85% - 4.91%
                       Dividend yield                    0

The Company did not grant any options during the nine months ended January 31, 2007.

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

A summary of stock option activity for the nine months ended January 31, 2008 is presented below:


                                                                               Weighted Average
                                             Shares Under       Weighted          Remaining
                                                Option          Average        Contractual Life       Aggregate
                                                             Exercise Price                        Intrinsic Value

Outstanding at May 1, 2007                               -           $     -                   -           $      -
  Granted                                           60,000              1.00          1.93 years                  -
  Exercised                                              -                 -                   -                  -
  Expired
                                            --------------          --------          ----------           --------
Outstanding at January 31, 2008                     60,000          $   1.00          1.93 years           $      -
                                            ==============          ========          ==========           ========

At January 31, 2008, all outstanding and exercisable options were fully vested.

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

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on July 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits, and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48. The
Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits and no interest expense or penalties were recognized during the quarter.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until July 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 will not have a material impact on the Company's financial position or results of operations.

Note 2 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $861,257 for the nine months ended January 31, 2008 ($183,101 in three months ended January 31, 2008) and an accumulated deficit during the development stage of $1,872,696 as of January 31, 2008. At January 31, 2008, the Company's total current liabilities exceed total current assets by $4,688,697.

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

Note 4 - Notes Payable:

As of January 31, 2008, Notes Payable consisted of the following:

                                    Rate     Principal     Repay       Balance      Interest    Due          Security
                                    ----     ---------     -----       -------      --------    ---          --------


Nova Leasing, Inc.       4/12/06    6.00%    $   64,000      -       $   64,000  $  6,657      9/30/07      Lease
                         4/20/06    6.00%    $  150,000   $119,363   $   30,637  $  1,118      9/30/07      Lease
Lender Facilities, LLC   10/8/07    7.5%     $  314,527       -      $  314,527  $  1,486      10/8/08      None
Nova  Leasing,  Inc. WY  11/3/06    7.5%     $6,600,000   $858,603   $5,741,397  $217,072     10/15/08      Lease
M. A. Littman            10/15/07   7.5%     $   44,988   $ 14,747   $   30,241  $    765     On Demand
M.A. Littman             10/8/07    7.5%     $  123,763        -     $  123,763  $    585      10/8/08      None
M.A. Littman             1/28/07             $  125,000        -     $  125,000  $      -      7/28/08      None
LPC Investments          10/31/07     --     $   12,000   $ 10,000   $    2,000  $      -     On Demand     None
John Bradley                          --     $    8,000   $  8,000   $        0  $      -     On Demand     None
Kevin Paul                                   $   60,000           -  $   60,000
                                             $   75,000

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

Note 5 -Stockholders' Equity:

Common Stock

During the nine months ended January 31, 2008, the Company issued 20,000 shares of its restricted common stock as payment for an extension on the due date of the $64,000 promissory note due to Nova Leasing. The shares had a value of $51,000 based on a closing market price of $2.55 per share.

During the nine months ended January 31, 2008, the Company issued 100,000 shares of its restricted common stock as payment for services in connection with drilling activities. The shares had a value of $190,000, based on a closing market price of $1.90 per share.

During the nine months ended January 31, 2008, the Company issued 60,000 shares to a third party as payment for services in negotiating drilling contracts. The shares had a value of $114,000, based on a closing market price of $1.90 per share.

During the nine months ended January 31, 2008, the Company issued 150,000 shares to third parties, as payment for services in connection with drilling activities. The shares had a value of $163,967, based on an average closing market price of $1.10 per share.

During the nine months ended January 31, 2008, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the nine months ended January 31, 2008, $83,340 was expensed ($26,780 for the three months ended January 31, 2008).

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

RESULTS OF OPERATION

Results of Operations for the Nine Months Ended January 31, 2008 Compared to the Nine Months Ended January 31, 2007

During the nine months ended January 31, 2008 and 2007, the Company did not recognize any revenues from its operating activities.

During the nine months ended January 31, 2008, operating expenses were $297,420 compared to $282,829 during the nine months ended January 31, 2007. The $14,591 increase is due to the increased operating activity level of the Company over the previous period. The Company incurred $270,580 in consulting expenses during the nine months ended January 31, 2008.

The Company recognized interest expense of $403,345 during the nine months ended January 31, 2008. Interest expenses increased by $251,680 compared to the nine months ended January 31, 2007. The increase is due to an increase in notes payables over the fiscal year to support operations. Interest expense includes an expense of $51,000. The Company issued 20,000 shares to Nova Leasing in connection with the extension of the $64,000 note held by Nova Leasing. The shares were deemed to have a value of $51,000 based on the closing market price of $2.55 per share.

During the nine months ended January 31, 2008, the Company recognized a net loss of $861,257, compared to a net loss of $514,600 for the nine months ended January 31, 2008. The increase of $346,657 was due the increase in interest expenses caused by the increase in the Company's notes payables over the prior period.

Results of Operations for the Three Months Ended January 31, 2008 Compared to the Three Months Ended January 31, 2007

During the three months ended January 31, 2008 and 2007, the Company did not recognize any revenues from its operating activities.

During the three months ended January 31, 2008, operating expenses were $38,531 compared to $32,929 during the three months ended January 31, 2007. The $5,602 increase is due to the increased operating activity level of the Company over the previous period. The Company incurred $36,400 in consulting expenses during the three months ended January 31, 2008.

The Company recognized interest expense of $119,214 during the three months ended January 31, 2008. Interest expenses decreased by $12,701 compared to the three months ended January 31, 2007.

During the three months ended January 31, 2008, the Company recognized a net loss of $183,101, compared to a net loss of $205,005 for the three months ended January 31, 2007. The decrease of $21,904 was due the decrease in interest expense and a decrease in unrealized losses on investment securities.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended January 31, 2008, the Company used cash of $54,282 in its operating activities. The Company had cash of $2,393 at January 31, 2008. The Company used $452,047 in investing activities during the nine months ended January 31, 2008. The Company received $491,150 from its financing activities during the nine months ended January 31, 2008. During the nine months ended January 31, 2008, the Company had a net decrease in cash of $15,179.

During the nine months ended January 31, 2007, the Company used cash of $663,373 in its operating activities. The Company had a cash balance of $19,564 at January 31, 2007. The Company used $7,040,000 in investing activities during the nine months ended January 31, 2007. The Company received $7,721,938 from its financing activities during the nine months ended January 31, 2007.

The Company during the nine months ended January 31, 2008, received $1,100,000 from the payment of a subscription receivable. In exchange for the receivable, the Company issued 2,200,000 of its common shares at the time of the issuance of the receivable in April 2007. The Company used these funds to make a payment on $6,600,000 note payable owed to Nova Leasing, LLC.

During the nine months ended January 31, 2008, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the nine months ended January 31, 2008, $83,340 was expensed ($26,780 for the three months ended January 31, 2008).

During the nine months ended January 31, 2008, the Company entered into an agreement with a third party for public relation services. Compensation consists of options of 10,000 shares of the Company's common stock per month, to be issued at the end of each month of service. The options are to have a term of 2 years from the date of issuance and an exercise price to be determined by the closing market price on the last day of each month of service. The options are fully vested at issuance and will provide for cashless exercise. The Company granted 60,000 stocks options to the third party at an exercise prices ranging from $0.70 to $2.25 per share. The fair value of the options at the date of grant was $43,430 and was recorded as compensation expense.

During the nine months ended January 31, 2008, the Company issued 100,000 shares of its restricted common stock as payment for services in connection with drilling activities. The shares had a value of $190,000, based on a closing market price of $1.90 per share.

During the nine months ended January 31, 2008, the Company issued 150,000 shares to third parties, as payment for services in connection with drilling activities. The shares had a value of $163,967, based on an average closing market price of $1.10 per share.

At January 31, 2008, marketable securities consist of 141,400 shares of common stock of Tonga. These securities are carried at estimated fair value ($63,450 at January 31, 2008) based upon quoted market prices. During the nine months ended January 31, 2008, the Company sold 34,600 shares and received funds of $98,200, which it used to support operations.

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


ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report January 31, 2008 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from November 1, 2007 through January 31, 2007.


  DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION               CLASS OF PURCHASER

------------------ -------------------------- --------------- -------------------------------- -----------------------------------

    11/30/07           Options                     10,000        Consulting Services              Business Associate

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





                             SUN RIVER ENERGY, INC.
                                  (Registrant)



Dated: March 17, 2008                        By: /s/ Wesley Whiting
                                                 ------------------
                                                     Wesley Whiting, President &
                                                     Chief Accounting Officer