Form 10-K
period 2008-04-30
SUN RIVER ENERGY, INC
filed 2008-08-13
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended April 30, 2008

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________.

                        Commission File Number: 000-27485

                             SUN RIVER ENERGY, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its chapter)

---------------------------------------- --------------------------------------
               Colorado                               84-1491159
---------------------------------------- --------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification Number)
---------------------------------------- --------------------------------------

            10200 W. 44th Ave., Suite 433, Wheatridge, Colorado 80033
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (303)-940-2090
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

         Class                         Name of each exchange on which registered
--------------------------------------------------------------------------------
   Common Stock, $0.0001 Par Value                            OTCBB: SNRV

Securities registered under Section 12(g) of the Exchange Act:  None.

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year:  $0

As of the close of trading on August 12, 2008, there were 15,075,768 common shares outstanding, 5,338,535 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on August 12, 2008, was approximately $1,708,331.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):    YES [  ] NO [X]

                             SUN RIVER ENERGY, INC.
                        2008 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                ITEM         DESCRIPTION                                                           PAGE
                ----         -----------                                                           ----

             Part I.

             Item 1.         Description of Business                                                    1

             Item 2.         Description of Property                                                   20

             Item 3.         Legal Proceedings                                                         21

             Item 4.         Submission of Matters to a Vote of Security Holders                       21

             Part II.

             Item 5.         Market for Common Equity and Related Stockholder Matters                  22

             Item 6.         Management's Discussion and Analysis or Plan of Operation                 24

             Item 7.         Financial Statements                                                      27

             Item 8.         Changes in and Disagreements With Accountants on Accounting and           27
                             Financial Disclosure

             Item 8a.        Controls and Procedures.                                                  28

             Item 8(a)T.     Internal Controls and Procedures                                          28

             Item 8b.        Other Information                                                         29

             Part III.

             Item 9.         Directors, Executive Officers, Promoters and Control Persons and          30

             Item 10.        Executive Compensation                                                    33

             Item 11.        Security Ownership of Certain Beneficial Owners and Management and        34
                             and Related Stockholder Matters

             Item 12.        Certain Relationships and Related Transactions, and Director              35
                             Independence
             Part IV.

             Item 13.        Index to Exhibits                                                         31

             Item 14.        Principal Accountant Fees and Services                                    35

             Signature                                                                                 36


                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Sun River Energy, Inc., ("Sun River" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors and raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 12 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the Securities and Exchange Commission ("SEC").

ITEM 1. DESCRIPTION OF BUSINESS

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

On April 21, 2006, we acquired 100% of the issued and outstanding shares (8,633,333) of Sun River Energy, Inc. in exchange for 8,633,333 shares of the Company's common stock, as part of a Plan and Agreement of Reorganization, dated April 21, 2006. As a result of the Plan and Agreement of Reorganization, we changed our business operations to focus on the development of the Company as an independent Energy Company engaged in the exploration of North American unconventional natural gas properties and conventional oil and gas exploration.

As part of the acquisition, we acquired 120,000 acres of a mixture of fee oil and gas mineral interest, some coal bed methane fee interest and 30,000 acres, approximately, of other fee mineral rights and 4,000 gross acres of leases that we have now begun to explore for methane.

In April 2006, we signed a $64,000 secured promissory note with Nova Leasing, LLC (Nova Leasing). The $64,000 promissory note had a due date of April 2008 and was secured by a lease for 640 acres in Natrona County, Wyoming. In November 2006, we entered into a purchase agreement with Nova Leasing to acquire an 85% working interest and an 80% net revenue interest on leases in Natrona and Converse County, Wyoming from Nova Leasing, LLC. The leases were acquired in exchange for a $6,600,000 secured promissory note bearing 7.5% annual interest. The promissory note was secured by the leases on 14,000 acres in Natrona and Converse Counties in Wyoming. On April 21, 2008, the Company entered into a Release of Claim with Nova Leasing and in return for being released from payment of the outstanding balance of $6,162,564 owed in connection with the $6.6 Million Dollar Promissory note and the outstanding balance of $72,478 owed in connection with the $64,000 Promissory Note, we returned the leases securing the promissory notes to Nova Leasing.

Business Activities and Recent Developments

Our business operations are in the exploration and development of oil and gas in the exploration of North America including unconventional natural gas in the Rocky Mountain region. Specifically, in the area described below:

         -       Raton Basin, Colfax County New Mexico; and
         -       Natrona County, Wyoming.

Raton Basin

Our recent field operations have been focused on exploring a coal bed methane prospect located in the Raton Basin in Northern New Mexico.

We have approximately 11,000 gross acres of coal bed methane prospects in the Raton Basin, of which 5,640 acres are fee (90% interest) and 4,730 acres of which are a lease assignment. During the year ended April 30, 2008, we drilled 3 coal bed methane wells in the Raton Basin, Myers #1, #2, and #3. All three wells have shown multiple coal zones, which will be completed to seek methane gas. Based upon the data provided in the drilling of these wells, we believe that in the next 12 months we will be able to developed a 20 well drilling plan for approximately 11,000 acres on 640 acre spacing. We intend to frac the Myers #1 and #2 in the near future to test production thereafter. We have perforated multiple zones and intend to frac those zones.

We intend to operate all of our prospects in the Raton Basin and hold working interests of 100% on a 80% NRI our leases, except that we have a 25% working interest in the Sun River #1, LLC a drilling syndication for the Myers #1 and #2 wells which was assembled in early 2007.

The Raton Basin covers an area that is approximately 80 miles long, north to south, and about 50 miles wide, east to west, encompassing southeastern Colorado and northeastern New Mexico. The Raton Basin contains two coal-bearing formations, the Vermejo formation coals located at depths of between 450 and 4,000 feet and the shallower Raton formation coals, located at the surface to approximately 3,000 feet in depth. Production from the Vermejo coals represents approximately 79% of the total production from the Raton Basin and approximately 78% of the total proved reserves in the Raton Basin. To date, the majority of methane production has been from the Vermejo formation coals in Colorado and New Mexico.

Development History

Exploration for coal bed methane in the Raton Basin began in the late 1970s and continued through the late 1980s, with several companies drilling and testing more than 100 wells during this period. The absence of a pipeline to transport gas from the Raton Basin prevented full-scale development until January 1995, when Colorado Interstate Gas Company completed the construction of the Picket Wire Lateral.

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

We intend to produce methane from Vermejo coal beds. Total net Vermejo coal thicknesses can locally approach up to 20 feet in various individual seams, which seem may vary in thickness from one to 10 feet.

The shallower Raton formation coals are generally less continuous from well to well, but increasingly represent a very significant resource throughout the basin. Total net Raton coal thickness locally approaches 15 feet in the existing wells in many individual seams, which may vary in thickness from one to 10 feet. Occasionally interbedded with the Raton coals are large sandstone channel complexes, which are increasingly identified as additional potential tight-gas and unconventional sand reservoirs. We show to attempt completion in the Raton Formation when we find it. We have it in our wells; Myers #1, #2 and #3.

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

Deep Fractured Shales, Raton Conglomerate and Sandstone Reservoirs

There are possible additional unconventional reservoir systems throughout the Raton Basin. The Company intends to study gas-charged sandstones and conglomerates interbedded within the currently producing Vermejo and Raton formation coals and deeper gas-bearing shale, which underlie the entire region.

The conglomerate and sandstones sought reflect stacked large scale meandering river channel complexes and regional sandy braided alluvial fans that at one time crosscut the Cretaceous-Tertiary peat swamps. During burial, excess gas generated during the coalification process locally became trapped within the pore spaces of these sandstones and now form "Tight-Gas Sand" reservoirs. The increasing recognition of the orientation in the subsurface of such ancient drainage system is allowing the strategic sighting of wells in specific sand prone areas, which may ultimately increase the region's total resource base.

The Raton Basin shales, termed the Niobrara and Pierre Shale formations, are approximately 1,000 to 3,000-feet thick and underlie the currently producing intervals. The shales collectively reflect deposits of blanket-like organic rich mudstones, which accumulated in quiet water condition on the sea floor. Deeper exploratory test wells (2,000 to 6,000 feet) may identify areas of enhanced fracture permeability and could open a significant "Shale Gas" resource.
Recently, other companies have started focusing on these shales to produce, using modern technology.

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

Water Production and Disposal

Based on industry practice, management believes that the groundwater produced from the Raton Basin coal seams will not exceed permit levels and will be suitable for discharge into arroyos, surface water, well-site pits or evaporation ponds pursuant to permits obtained from the State laws. Recent gas analyses confirm that the gas stream is 99% pure methane and lacks other hydrocarbon sources of contamination. In some cases the water is of such quality that it can be discharged to arroyos and surface water under general water discharge permits. These permits may give the Company the flexibility to add water discharge points on an as-needed basis. The Company contract with an independent water sampling company that collects the water samples and monitorsall the Company's water management program. These monitoring costs are directly related to the number of well-site pits, evaporation ponds and discharge points. Because water originates in a natural groundwater system, there is some uncertainty whether water currently being discharged to streams and arroyos will continue to meet permit standards for total iron and suspended solids. Water not meeting these discharge standards can be disposed of in well-site pits and evaporation ponds. When water of lesser quality is discovered or Company wells produce water in excess of the applicable permit limits, the Company may have to drill additional disposal wells to re-inject the produced water into deeper sandstone horizons. Such drilling and disposal would require the Company to obtain permits, similar to those obtained in the past.

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

Raton Basin gas contains insignificant amounts of contaminants, such as hydrogen sulfide, carbon dioxide or nitrogen that are sometimes present in conventional natural gas production. Therefore, the properties of Raton Basin gas, such as heat content per unit volume (British Thermal units, or "Btu"), are close to the average properties of pipeline gas from conventional gas wells.

The Company has no proven oil or gas or coal bed methane reserves, nor any production. The Company intends to explore its Wyoming Acreage for conventional Oil & Gas.

MARKET INFO

Gas Marketing and Transportation

We intend to sell any produced gas on an index basis to credit worthy companies including utilities, other end users and possibly energy marketing companies. Natural gas production from the Raton Basin may be sold into the Mid-Continent through Colorado Interstate Gas Company to the North or to Zia Natural Gas to the South.

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

Major Customers

We do not have any customers that represent in excess of 10% of our total sales, since there have been no sales. The Company does not believe that a loss of any or all of these customers would have a material adverse effect on its business.

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

Commencing in April 1992, the FERC issued Orders Nos. 636, 636-A, 636-B, 636-C and 636-D ("Order No. 636"), which require interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 require pipelines to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate the Company's production activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities.

The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC is conducting a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to "fine tune" the open access regulations implemented by Order No. 636 and to accommodate subsequent changes in the market. Key provisions of Order No. 637 include: (1) permitting value-oriented peak/off peak rates to better allocate revenue responsibility between short-term and long-term markets; (2) permitting term-differentiated rates, in order to better allocate risks between shippers and the pipeline; (3) revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties; (4) retaining the right of first refusal ("ROFR") and the five-year matching cap for long-term shippers at maximum rates, but significantly narrowing the ROFR for customers that the FERC does not seem to be captive; and (5) adopting new website reporting requirements that include daily transactional data on all firm and interruptible contracts and daily reporting of scheduled quantities at points or segments. Most major aspects of Order No. 637 were upheld on judicial review, though certain issues, such as capacity segmentation and rights of first refusal, were remanded to the FERC, which issued a remand order in October of 2002. In January of 2004, the FERC denied rehearing of its October 2002 remand order. The Company cannot predict whether judicial review will be sought of the FERC's remand order and, if so, whether and to what extent FERC's market reforms will survive such review and, if they do, whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

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

Compliance with these environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect upon our capital expenditures, earnings or competitive position. We believe that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on it. Nevertheless, changes in environmental laws and regulations have the potential to adversely affect our operations. For example, the federal Comprehensive
Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances."

We may own or lease numerous properties that have long been used for oil and gas exploration and production. Although the predecessor owners utilized operating and disposal practices that were standard for the industry at the time, hazardous substances in the past may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such substances have been taken or placed for disposal. In addition, many of these properties have from time to time been operated by third parties whose management of substances was not under our control. These properties and the substances disposed thereon may be subject to CERCLA, the Resource Conservation and Recovery Act, as amended and analogous state laws and regulations. Under such laws and regulations, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators), or to perform remedial plugging or pit closure operations to prevent future contamination. We have no knowledge of any environmental hazards as of date hereof.

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

The Oil Pollution Act of 1990 ("OPA") imposes regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from spills in waters of the United States. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns strict, joint and several liabilities to each responsible party for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation, or if the party fails to report a spill or to cooperate fully in the cleanup. Even if applicable, the liability limits for onshore facilities require the responsible party to pay all removal costs, plus up to $350 million in other damages. Few defenses exist to the liability imposed by OPA. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to administrative, civil or criminal enforcement.

At this time, we are not required and otherwise have no plans to make any material capital expenditures to install pollution control devices at any facilities.

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

         o    the level of consumer demands;

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

Our intended operations will require large amounts of capital that may not be recovered.

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

Our business is subject to operating hazards that could result in substantial losses.

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

We have limited protection for its technology and depends on technology owned by others.

We intend to use operating practices that management believes are of value in developing coal bed methane resources. In most cases, patent or other intellectual property protection is unavailable for this technology. Our use of independent contractors in most aspects of its drilling and some completion operations makes the protection of such technology more difficult. Moreover, we rely on the technological expertise of the independent contractors that it retains for its oil and gas operations. We do not have any long-term agreements with these contractors, and management cannot be sure that we will continue to have access to this expertise.

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

We  may  incur  substantial   costs  to  comply  with  stringent   environmental
regulations.

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

Regulation of Penny Stocks.

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

Lack of Diversification.

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

Leveraged  Transactions.

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

Loss of Control by Present  Management and Stockholders.

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

We depend on key personnel and do not have employment agreements with our executive officers.

Our success depends on the continued services of our executive officers and a limited number of other senior management and technical personnel, and we do not have employment agreements with these employees. Loss of the services of any of these people could result in financial losses and interruptions in operations.

We do not pay dividends.

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

         (c) Oil and Gas Leases and Interests

         (d) Patents.                       None.

 At April 30, 2008, the Company held undeveloped acreage as set forth below:


                           Developed Acres                 Undeveloped Acres                    Total Acres
     Location           Gross            Net             Gross             Net            Gross             Net
     --------           -----            ---             -----             ---            -----             ---

Colfax Co.
New Mexico                0               0             44,000            3,520           44,000           3,520

Colfax Co.
New Mexico                0               0             120,000          108,000         120,000          108,000

Colfax Co.
New Mexico                0               0             10,000            5,000           10,000           5,000

Wyoming                   0               0              2,560            2,137           2,560            2,137

                    --------------- --------------- ---------------- ---------------- --------------- ----------------
Total                     0               0             176,560          118,657         176,560          118,657

Historical Oil or Gas Production for Company

                                 2008                             2007                             2006
                                 ----                             ----                             ----
                     Natural Gas          Oil          Natural Gas         Oil          Natural Gas         Oil
Location                (MMcf)          (Mbbl)           (MMcf)           (Mbbl)          (MMcf)           (Mbbl)
--------                ------          ------           ------           ------          ------           ------

New Mexico                0                0                0               0                0               0
Wyoming                   0                0                0               0                0               0

                    --------------- ---------------- ---------------- --------------- ---------------- ---------------
Total                     0                0                0               0                0               0

Productive Wells

During the year ended April 30, 2008, the Company did not have any gross or net producing wells.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2008, we held a Special Meeting of the Shareholders of the Company. At such meeting, a majority of the shareholders voted to authorize the creation of 25,000,000 shares of Preferred Stock with a par value of $0.0001, to be issued in such classes or series and with such rights, designations, privileges and preferences as to be determined by the Company's Board of Directors at the time of issuance of any Preferred Shares. As of the filing of this document, the Company's Board of Directors has not authorized the issuance of any Preferred Shares.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority (the "FINRA"). The OTCBB symbol for the Common Stock is "SNRV". The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the FINRA and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                2008                        HIGH              LOW
                ----                        ----              ---
April 30, 2008                              $0.30             $0.29
January 31, 2008                             0.39              0.39
October 31, 2007                             0.60              0.60
July 31, 2007                                1.59              1.59

                2007                        HIGH              LOW
                ----                        ----              ---
April 30, 2007                              $1.50             $0.92
January 31, 2007                             1.75              0.15
October 31, 2006                             1.75              0.55
July 31, 2006                                2.00              0.55

At April 30, 2008, there were 83 holders of record of the Company's common stock. A significant number of the shares are held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

Dividends

The Company has not established a policy concerning payment of regular dividends nor has it paid any dividends on its common stock to date. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including restrictions imposed by the Company's preferred stock then outstanding, the Company's earnings, financial condition, capital requirements and debt covenants, if any, and the tax treatment consequences of paying dividends.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

UNREGISTERED SALES OF EQUITY

The Company made the following unregistered sales of its securities from May 1, 2007 to April 30, 2008


                                                                             CONSIDERATION                   CLASS OF PURCHASER
     DATE OF SALE      TITLE OF SECURITIES      NO. OF SHARES                -------------                   ------------------
     ------------      -------------------      -------------

        5/7/07            Common Stock             100,000       Investment Banking Services                Accredited Investors
       5/31/07            Common Stock             20,000        Promissory Note Extension                   Business Associate
       6/30/07               Option                10,000        Consulting Agreement                        Business Associate
       7/10/07            Common Stock             100,000       Services in Association with Drilling       Business Associate
                                                                 activities
       7/10/07            Common Stock             60,000        Negotiation of Drilling Contracts           Business Associate
       7/31/07               Option                10,000        Consulting Agreement                        Business Associate
       8/31/07               Option                10,000        Consulting Agreement                        Business Associate
       9/30/07               Option                10,000        Consulting Agreement                        Business Associate
       10/31/07              Option                10,000        Consulting Agreement                        Business Associate
       10/31/07           Common Stock             150,000       Services in association with drilling       Business Associate
                                                                 activities
       11/30/07              Option                10,000        Consulting Agreement                        Business Associate



Exemption from Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Annual Report on Form 10-KSB for the year ended April 30, 2008 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. ("Sun River," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

     (a)  volatility or decline of the Company's stock price;

     (b)  potential fluctuation in quarterly results;

     (c)  failure of the Company to earn revenues or profits;

     (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement business plans;


     (e)  failure to commercialize its technology or to make sales;

     (f)  rapid and significant changes in markets;

     (g)  litigation  with or legal claims and  allegations by outside  parties;
          and

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files, from time to time, with the SEC, including the Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

Plan Of Operations

We had we had no revenues during the year ended April 30, 2008. We have minimal capital and minimal cash.

During the year ended April 30, 2008, our operations were focused exploring a coal bed methane prospect located in the Raton Basin in Northern New Mexico. During the year ended April 30, 2008, we drilled 3 coal bed mathne wells in the Raton Basin, Myers #1, #2 and #3. All three wells have shown multiple coal zones, which will be completed to seek methane gas.

Over the next twelve months, we intend to frac the Myers #1 and #2 in order to test production thereafter. We have perforated multiple zones and intend to frac these zones.

We intend to operate all of our prospects in the Raton Basin and hold working interest of 100% on a 80% NRI on our leases, except that we have a 25% working interest in the Sun River #1, LLC, a drilling syndication for the Myers #1 and #2 wells, which was assembled in early 2007.

On April 21, 2008, the Company entered into a Release of Claims, with Nova Leasing, LLC, the holder of a $6.6 Million Promissory Note and a $64,000 Promissory Note. In return for the releasement of the Company from any further payment obligations under the promissory notes, the Company returned to Nova Leasing, LLC, all rights and interests into and/or entitlements to the following leases:

(a) the working interest in and the net revenue interest on the lease totaling 640 acres in Natrona County, Wyoming; and (b) the 85% working interest in and the 80% net revenue interest on certain leases totaling approximately 14,000 acres (gross) in Natrona and Converse County Wyoming, in the Powder River Basin.

In connection with the forgiveness of debt and the return of the releases, the Company recorded a loss for the year ended April 30, 2008 of $1,298,603 and income of $429,645 in connection with the release of the debt.

We will need substantial additional capital to support our proposed future operations. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.


Results Of Operations - Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

During the year ended April 30, 2008 and 2007, the Company did not recognize any revenues from its operating activities.

During the year ended April 30, 2008, operating losses were $975,666 compared to $319,916 during the year ended April 30, 2007. The $655,750 increase is due to the increased operating activity level of the Company over the previous period. The Company incurred $297,360 in consulting expenses and $640,228 in lease expenses during the year ended April 30, 2008.

The Company recognized interest expense of $512,875 during the year ended April 30, 2008. Interest expenses increased by $233,604 compared to the year ended April 30, 2007. The increase is due to an increase in notes payables over the fiscal year to support operations. Interest expense includes an expense of $51,000. The Company issued 20,000 shares to Nova Leasing in connection with the extension of the $64,000 note held by Nova Leasing. The shares were deemed to have a value of $51,000 based on the closing market price of $2.55 per share.

During the year ended April 30, 2008, the Company recognized a net loss of $2,537,051, compared to a net loss of $661,339 for the year ended April 30, 2008. The increase of $1,875,712 was due the $655,750 increase in operational expenses combined with the $233,604 increase in interest expense and the $1,298,603 loss on the release of claim offset by the $429,645 debt relief as a result of the Release of Claim described above.

Liquidity and Capital Resources

During the year ended April 30, 2008, the Company used cash of $521,671 in its operating activities. The Company had cash of $12,038 at April 30, 2008. During the year ended April 30, 2008, net losses of $2,537,051 were adjusted for $240 in depreciation, $12,035 in unrealized losses on marketable securities, $448,340 in consulting expense for stock and options issued and $107,120 in amortization of stock issued for consulting services.

The Company was used funds of $6,851,322 from investing activities during the year ended April 30, 2008. We expended $188,678 on assets and recognized $7,040,000 from the return of leases as part of a Release of Claim, described above.

The Company used  $6,335,185 in its financing  activities  during the year ended
April 30, 2008. During the year ended April 30, 2008, the Company had a net decrease of cash $5,534.

During the year ended April 30, 2007, the Company used cash of $1,714,316 in its operating activities. The Company had a cash balance of $17,572 at April 30, 2007. The Company used $7,040,000 in investing activities during the year ended April 30, 2007. The Company received $8,770,889 from its financing activities during the year ended April 30, 2007.

The Company during the year April 30, 2008, received $1,100,000 from the payment of a subscription receivable. In exchange for the receivable, the Company issued 2,200,000 of its common shares at the time of the issuance of the receivable in April 2007. The Company used these funds to make a payment on $6,600,000 note payable owed to Nova Leasing, LLC.

During the year ended April 30, 2008, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the year ended April 30, 2008, $107,120 was expensed.

During the year ended April 30, 2008, the Company entered into an agreement with a third party for public relation services. Compensation consists of options of 10,000 shares of the Company's common stock per month, to be issued at the end of each month of service. The options are to have a term of 2 years from the date of issuance and an exercise price to be determined by the closing market price on the last day of each month of service. The options are fully vested at issuance and will provide for cashless exercise. The Company granted 60,000 stocks options to the third party at an exercise prices ranging from $0.70 to $2.25 per share. The fair value of the options at the date of grant was $43,430 and was recorded as compensation expense.

During the year ended April 30, 2008, the Company issued 100,000 shares of its restricted common stock as payment for services in connection with drilling activities. The shares had a value of $190,000, based on a closing market price of $1.90 per share.

During the year ended April 30, 2008, the Company issued 50,000 shares to third parties, as payment for services in connection with drilling activities. The shares had a value of $165,000, based on an average closing market price of $1.10 per share.

At April 30, 2008, marketable securities consist of 57,400 shares of common stock of Tonga. These securities are carried at estimated fair value ($11,835 at April 30, 2008) based upon quoted market prices. During the year ended April 30, 2008, the Company sold 149,700 shares and received funds of $299,400, which it used to support operations.

The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Going Concern

Our independent registered public accounting firm has stated in their report included in this Form 10-KSB, that the Company has recurring operating losses and had negative cash flows from operations for each of the years ended April 30, 2008 and 2007, and has an accumulated deficit in the development stage of $3,548,490 at April 30, 2008. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 7.   FINANCIAL STATEMENTS.

The audited consolidated financial statements and the related notes are set forth at pages F-1 through F-17 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we did not identify any material weaknesses in our internal control over financial reporting as of April 30, 2008. Accordingly, we concluded that our disclosure controls and procedures were effective as of April 30, 2008.

Our internal controls over financial reporting ("ICFR") are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission that:

     i. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

ITEM 8(A)T.  INTERNAL CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of April 30, 2008, we did maintain effective controls over the financial reporting process.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The Company's directors and executive officers, their ages, positions held, and the duration of their office are as follows:

Name                                        Position               Term
------                                      --------               ----

Wesley F. Whiting          President and Director                   Annual

Reginald T. Green          Secretary, and Director                  Annual

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

DIRECTORS AND EXECUTIVE OFFICERS

WESLEY F. WHITING, age 76. Mr. Whiting has served as the President and a Director of the Company, since 1999. Mr. Whiting was President, Director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-1991), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000-2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. 2003, 2005 when he resigned. He has also been Director of Life USA, Inc. since 2003. He has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. He is a director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006).

REGINALD T. GREEN, age 56, Mr. Green has served as the Secretary and Director of the Company, since 1999. Mr. Green has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He recently served as a director for Mountains West Exploration, Inc in 2005. He is a Director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006) and has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006.

THOMAS ANDERSON, age 41, presently works as a Senior Environmental Scientist for the Energy and Environmental Engineering Division of Apogen Technologies in Los Alamos, New Mexico. He earned his B.S. in Geology from Denison University and his M.S. in Environmental Science and Engineering from Colorado School of Mines. Mr. Anderson has worked for past 16 years in the environmental consulting field, providing environmental compliance, characterization and remediation services to Department of Energy, Department of Defense, and industrial clients. He formerly worked as a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to December 2004. From March 2000 to November 2000 he was employed as a hydrologist at Stone & Webster Engineering, Inc. From July 1998 to March 2000 he was employed by advanced Integrated Management Services as an Environmental Scientist/Engineer. From 1997 to 1998 he was a graduate research assistant at Colorado School of Mines in the Environmental Science and Engineering Program.

STEPHEN W. WEATHERS, age 47, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-2002). Mr. Weathers also serves as a director of Sun River Mining, Inc. which is seeking a business acquisition.

DAVID SURGNIER, age 58, Director Nominee, earned his B.S. in Mathematics in 1971 from the University of Oklahoma, his B.S. in Petroleum Engineering in 1972 from the University of Oklahoma, and his M.S. in Petroleum Engineering in 1984 from the University of Texas. Mr. Surgnier currently serves as President/Engineer for Delta Gas Corporation and Delta Environmental since 1992. From 1986 to 1992 he was the Rocky Mountain Regional Manager for Completion Technology International of Denver, Colorado. Mr. Surgnier was the Manager of Special Projects for Texas Iron Works of Houston, Texas from 1980-1986. Mr. Surgnier was the Drilling and Production Engineer from 1972-1980 for Atlantic Richfield Oil Company located in Houston, Texas and ARCO Alaska. Mr. Surgnier has 33 years experience as a Petroleum Engineer, Project and Regional Manager, Technical writer and presenter. Developer, Inventor and co-Inventor of Patented and Proprietary equipment and products, for the Petroleum and Environmental Industry. He has operated and managed projects onshore and offshore in North & South America, North Slope of Alaska, Cook Inlet of Alaska and the Middle East. He has also
drilled  and  completed  domestic  water  supply  wells  for  individuals,   the
Chickasaw, Choctaw and Seminole Nations, and U.S. Public Health Services. Oilfield water supply wells for Cities Service Co., Framers Energy Corporation, Botcher Gas Company, Cameron Oil Company and Phillips Petroleum Corporation. Municipal Water Supply Wells for the Cities of Stewart, McAlister, Stonewall Ada and Tribbey, Oklahoma. He has been Environmental Consultant to Environmental Resource Management, Biotreatment, Inc., Aarow Environmental, Inc., Argonne National Laboratory and the University of Chicago. He has numerous Patents & Inventions and has written many professional Articles involving petroleum engineering.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Such reporting persons are required to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

                           Summary Compensation Table

The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of the Company to its Chief Executive Officer and certain other executive officers for the years ended April 30, 2008, 2007 and 2006.

                      SUMMARY EXECUTIVES COMPENSATION TABLE

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
                                                                          Non-equity     Non-qualified
                                                                           incentive        deferred
                                                   Stock      Option         plan         compensation      All other
                                Salary     Bonus    awards     awards    compensation       earnings      compensation     Total
   Name & Position      Year      ($)       ($)       ($)        ($)          ($)             ($)              ($)          ($)
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
Wesley F. Whiting,      2008       0         0         0          0            0               0                0            0
President & Director    2007       0         0         0          0            0               0                0            0
                        2006       0         0         0          0            0               0                0            0
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
Redginald T. Green,     2008       0         0         0          0            0               0                0            0
Secretary & Director    2007       0         0         0          0            0               0                0            0
                        2006       0         0         0          0            0               0                0            0
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END


The President and our most highly compensated executive officers for the fiscal year ended April 30, 2008 (the "Named Executive Officers") did not receive any options, warrants or stock.

                             Option/SAR Grants Table

No options were granted during the fiscal years ended April 30, 2008 and 2007 to our officers and/or directors.

                          Directors Compensation Table

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended April 30, 2008:

---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
                                                                           Non-qualified
                                                             Non-equity      deferred
                 Fees earned                                 incentive     compensation     All other
                  or paid in      Stock         Option          plan         earnings      compensation      Total
     Name            cash       awards ($)    awards ($)    compensation        ($)            ($)            ($)
                     ($)                                        ($)
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
Wesley F.           $ -0-         $ -0-         $ -0-          $ -0-           $ -0-          $ -0-          $ -0-
Whiting
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
Reginald T.        $ -0-         $ -0-         $ -0-          $ -0-           $ -0-          $ -0-          $ -0-
Green
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
Thomas Anderson     $ -0-         $ -0-          $-0-          $ -0-           $-0-           $ -0-          $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
Stephen W.          $ -0-         $ -0-          $-0-          $ -0-           $-0-            $-0-          $-0-
Weathers
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------
David Surginier     $ -0-         $ -0-          $-0-          $ -0-           $-0-            $-0-          $-0-
---------------- ------------- ------------- ------------- --------------- -------------- --------------- ------------

The Company does not currently pay any cash fees to its directors, nor does the Company pay directors' expenses in attending board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of April 30, 2008, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.

    Name And Address* of           Class of Equity         Amount and Nature of       Percent of Class(1)
    Beneficial Ownership                                     Beneficial Owner
----------------------------- -------------------------- -------------------------- -------------------------
Wesley F. Whiting,            Common Shares                       50,000                     0.32%
President & Director

Redginald T. Green, Director  Common Shares                       13,500                     0.09%
Director

Thomas Anderson, Director     Common Shares                       50,000                     0.32%

David Surginier,              Common Shares                       50,000                     0.32%
Director

Stephen W. Weathers,          Common Shares                       50,000                     0.32%
Director

LPC Investments, LLC.         Common Shares                      2,200,000                   14.16%

Nova Leasing, LLC             Common Shares                      1,200,000                   7.73%

Robert Doak                   Common Shares                      6,123,773                   39.5%

                                                         -------------------------- -------------------------
                                                                   213,500                    1.37%
All Directors and Executive Officers as a Group (5 persons)


(1) Based upon 15,075,768 shares of common stock issued and outstanding on April 30, 2008, warrants exercisable for 397,500 shares of common stock and options exercisable for 60,000 shares of common stock for a total of 15,533,268 shares of common stock.

(2) Includes 2,941,666 shares of common stock held by New Mexico Energy, LLC, which is owned by Mr. Doak.

ITEM  12.  CERTAIN   RELATIONSHIP   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE.

During the year ended April 30, 2008, we entered into a Release of Claims, with Nova Leasing, a greater then 5% shareholder of the Company. The Release of Claim provided that in return for being released from payment of the outstanding balance of $6,162,564 owed in connection with the $6.6 Million Dollar Promissory Note held by Nova Leasing and the outstanding balance of $72,478 owed in connection with the $64,000 Promissory Note also held by Nova Leasing, we returned the leases securing the promissory notes to Nova Leasing.

In the year ended April 30, 2008, LPC Investments, LLC, a greater then 10% shareholder of the Company, provided us with funds of $60,000 in the form of a 8.75% Promissory Note. The note has a due date of September 30, 2008 and is unsecured.

ITEM 13.  INDEX TO EXHIBITS.

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

    Exhibit        Description of Document

     31.1         Certification by Chief Executive Officer. *
     31.2         Certification by Chief Financial Officer. *
     32.1         Section 906 Certification by Chief Executive Officer*
     32.2         Section 906 Certification by Chief Financial Officer*

---------------
*  Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

General. Jaspers + Hall, PC, CPAs ("JH") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Jasper + Hall PC independence.

Audit Fees. JH is billing the Company $7,500 for the following professional services: reviews of interim financial statements, audit of the annual financial statement of the Company for the fiscal year ended April 30, 2008.

There were no audit related fees in 2008 or 2007. There were no tax fees or other fees in 2008 or 2007 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year, 2008 and 2007.

All audit work was performed by the auditors' full time employees.

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
-----------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Sun River Energy, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the  accompanying  balance  sheet of Sun River  Energy,  Inc. (A
Development Stage Company) as of April 30, 2008 and 2007, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended and for the period October 22, 2002 (inception) to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun River Energy, Inc, at April 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period October 22, 2002 (inception) to April 30, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage and conditions exist, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


August 13, 2008
/s/Jaspers + Hall PC


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                           April 30,
                                                                                             2008                2007
                                                                                         --------------      --------------

ASSETS:

   Current Assets:
      Cash                                                                                   $  12,038          $   17,572
      Marketable Securities                                                                     11,835             299,200
      Stock Subscription Receivable                                                                  -           1,100,000
                                                                                         --------------      --------------
Total Current Assets                                                                            23,873           1,416,772
                                                                                         --------------      --------------
Fixed Assets, net of depreciation $1,200 - $240                                                    960                   -

   Other Assets:
      Leases                                                                                   220,000           7,324,000
      Mineral Rights                                                                           100,000             100,000
      Wells in process and advances                                                            251,477                   -
                                                                                         --------------      --------------
Total Other Assets                                                                             571,477           7,424,000
                                                                                         --------------      --------------
TOTAL ASSETS                                                                                 $ 596,310          $8,840,772
                                                                                         ==============      ==============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY:

    Current Liabilities:
        Accounts Payable                                                                     $ 378,071          $  505,298
        Accrued Interest Payable                                                                26,313                   -
        Notes Payable                                                                          992,782           6,746,637
        Notes Payable - Related Parties                                                              -             408,102
                                                                                         --------------      --------------
Total Current Liabilities                                                                    1,397,166           7,660,037
                                                                                         --------------      --------------
Stockholders' (Deficit) Equity:
    Preferred stock, $0.0001 par value; 25,000,000 authorized
        no shares issued and outstanding                                                             -                   -
    Common stock, $0.0001 par value; 100,000,000 shares                                          1,508               1,475
        authorized, 15,075,768 shares issued and outstanding
        as of April 30, 2008 and 14,745,768shares as of April 30, 2007
    Additional paid-in capital                                                               2,754,006           2,190,699
    Deferred consulting expense                                                                 (7,880)                  -
    Deficit accumulated during the development stage                                        (3,548,490)         (1,011,439)
                                                                                         --------------      --------------
Total Stockholders' Equity (Deficit)                                                          (800,856)          1,180,735
                                                                                         --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                         $ 596,310          $8,840,772
                                                                                         ==============      ==============
 The accompanying notes are an integral part of these financial statements.

                                      F-2


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                                                   Year ended                     October 22,2002
                                                                    April 30,                      (Inception) to
                                                   -----------------------------------------
                                                       2008                     2007                April 30, 2008
                                                   ----------------         ----------------      ---------------------

Revenue:
   Miscellaneous Income                                $         -                $       -               $          -
                                                   ----------------         ----------------      ---------------------
Total Income                                                     -                        -                          -

Costs and Expenses:
      Consulting                                           297,360                  171,676                    619,086
      Accounting & Legal                                    12,082                   58,416                    270,548
      Lease Expenses                                       640,228                   41,296                    681,524
      Office Expenses                                       25,342                   48,267                     73,609
      Bank Charges                                             654                      261                        915
                                                   ----------------         ----------------      ---------------------
Total Expenses                                             975,666                  319,916                  1,645,682
                                                   ----------------         ----------------      ---------------------
Net Loss From Operations                                  (975,666)                (319,916)                (1,645,682)
                                                   ----------------         ----------------      ---------------------

Other Income and (Expenses)
      Interest expense                                    (512,875)                (279,271)                  (792,146)
      Interest income                                           76                      689                        765
      Debt Relief                                          429,645                        -                    429,645
      Loss on Claim Release                             (1,298,603)                       -                 (1,298,603)
      Realized (Loss) on sale of investments              (191,663)                 (10,041)                  (201,704)
      Unrealized (Loss) on investments                      12,035                  (52,800)                   (40,765)
                                                   ----------------         ----------------      ---------------------
Net Loss                                               $(2,537,051)               $(661,339)              $ (3,548,490)
                                                   ================         ================      =====================

Loss per common share                                  $     (0.17)               $   (0.06)
                                                   ================         ================

Weighted average number
of shares outstanding                                   14,985,877               11,588,530
                                                   ================         ================

 The accompanying notes are an integral part of these financial statements.

                                      F-3


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 April 30, 2008

                                                                                               Deficit
                                                   COMMON STOCK               Additonal  Deferred     Accum. During     Total
                                                                              Paid-in    Consulting    Development     Stockholders'
                                            # of Shares        Amount          Capital   Expense       Stage        Equity (Deficit)
                                           --------------    -----------     ------------ ---------    -------------    ------------

Balance - October 22, 2002                             -        $     -       $        -  $       -   $         -     $          -
Stock issued for cash                              1,000              1               49          -             -               50
Net Loss for Period                                    -              -                -          -           (50)             (50)
                                           --------------    -----------     ------------ ---------   -------------    -------------
Balance - December 31, 2002                        1,000              1               49          -           (50)               -
                                           --------------    -----------     ------------ ---------   -------------    -------------
Net Loss for Year                                      -              -                -          -             -                -
                                           --------------    -----------     ------------ ---------   -------------    -------------
Balance - December 31, 2003                        1,000              1               49          -           (50)               -
                                           --------------    -----------     ------------ ---------   -------------    -------------
Net Loss for Year                                      -              -                -          -             -                -
                                           --------------    -----------     ------------ ---------   -------------    -------------
Balance - December 31, 2004                        1,000              1               49          -           (50)               -
                                           --------------    -----------     ------------ ---------   -------------    -------------
Issuance of shares for Merger                  9,033,333            903          436,763          -             -          437,666
Merger accounting                                484,500             48          (20,923)         -             -          (20,875)
Value of subsidiary in excess                          -              -                -          -             -                -
 of related party's basis                              -              -         (866,667)         -             -         (866,667)
Net Loss for Year                                      -              -                -          -      (350,050)        (350,050)
                                           --------------    -----------     ------------ ---------   -------------    -------------
Balance - April 30, 2006                       9,518,833            952         (450,778)         -      (350,100)        (799,926)
                                           --------------    -----------     ------------ ---------   -------------    -------------
Issuance of Stock for Cash                       795,000             80          397,420          -             -          397,500
     at $0.50 per share plus warrant at $0.75
Issuance of Stock for Debt                       242,935             24          149,976          -             -          150,000
     at $0.62 per share
Issuance of Stock for Marketable Securities      800,000             80          399,920          -             -          400,000
     at $0.50 per share
Issuance of Stock for Services                   309,000             31          154,469          -             -          154,500
     at $0.50 per share
Issuance of Stock for Lease acquisition          880,000             88          439,912          -             -          440,000
Issuance of Stock for Cash                     2,200,000            220        1,099,780          -             -        1,100,000
Net Loss for Year                                      -              -                -          -      (661,339)        (661,339)
                                           --------------    -----------     ------------ ---------   -------------    -------------
Balance - April 30, 2007                      14,745,768          1,475        2,190,699          -    (1,011,439)       1,180,735
                                           --------------    -----------     ------------ ---------   -------------    -------------
Issuance of Stock for Services                   310,000             31          468,969          -             -          469,000
      at $1.51 per share
Issuance of Stock for Interest                    20,000              2           50,998          -             -           51,000
      at $2.55 per share
Options issued                                         -              -           43,340          -             -           43,340
Deferred Consulting Expense                            -              -                -     (7,880)            -           (7,880)
Net Loss for Year                                                                                 -    (2,537,051)      (2,537,051)

                                           --------------    -----------     ------------ ---------   -------------    -------------
Balance - April 30, 2008                      15,075,768        $ 1,508       $2,754,006  $  (7,880)  $(3,548,490)       $(792,976)
                                           ==============    ===========     ============ =========   =============    =============

 The accompanying notes are an integral part of these financial statements.

                                      F-4


                        SUN RIVER ENERGY, INC.
                    (A Development Stage Company)
                       STATEMENT OF CASH FLOWS


                                                                                 Year Ended              October 22, 2002
                                                                                 April 30,                (Inception) to
                                                                       ------------------------------
                                                                           2008             2007          April 30, 2008
                                                                       --------------    ------------    ------------------
Cash Flows from Operating Activities

     Net Loss                                                            $(2,537,051)     $ (661,339)         $ (3,548,490)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                            240               -                   240
         Unrealized loss on marketable securities                            (12,035)         52,800                40,765
         Stock and options issued for services and interest                  448,340         154,500               602,840
         Amortization of consulting stock                                    107,120               -               107,120
         Decerease (increase) in current assets                            1,399,400      (1,399,200)                  200
         Increase in accounts payable and accrued expenses                    72,315         138,923               577,613
                                                                       --------------    ------------    ------------------
Net Cash Used by Operating Activities                                       (521,671)     (1,714,316)           (2,219,712)
                                                                       --------------    ------------    ------------------
Cash Flows from Investing Activities
     Increase in fixed assets                                                 (1,200)              -                (1,200)
     Disposition and acquisition of Wyoming lease                          7,040,000      (7,040,000)                    -
     Increase in other assets                                               (187,478)              -              (187,478)
     Acquisition - net of cash acquired                                            -               -              (813,001)
                                                                       --------------    ------------    ------------------
Net Cash Provided by (Used In) Investing Activities                        6,851,322      (7,040,000)           (1,001,679)
                                                                       --------------    ------------    ------------------
Cash Flows from Financing Activities
     Stock issued for cash                                                         -       1,444,700             1,444,750
     Stock issued for debt/assets                                                  -         990,000               990,000
     (Payments on) Proceeds from notes payable                            (5,927,083)      6,528,087               819,554
     Payments on notes payable - related party                              (408,102)       (191,898)                    -
     Merger accounting                                                             -               -               (20,875)
                                                                       --------------    ------------    ------------------
Net Cash (Used In) Provided by Financing Activities                       (6,335,185)      8,770,889             3,233,429
                                                                       --------------    ------------    ------------------
                                                                                                          `
Net (Decrease) increase in Cash & Cash Equivalents                            (5,534)         16,573                12,038

Beginning Cash & Cash Equivalents                                             17,572             999                     -
                                                                       --------------    ------------    -----------------
Ending Cash & Cash Equivalents                                           $    12,038      $   17,572          $     12,038
                                                                       ==============    ============    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                      $    13,739      $        -          $     13,739
                                                                       ==============    ============    ==================
     Cash paid for income taxes                                          $         -      $        -          $          -
                                                                       ==============    ============    ==================
NON-CASH TRANSACTIONS
     Stock issued for debt                                               $         -      $   150,000         $    150,000
     Stock issued for marketable securities                                        -          400,000              400,000
     Stock issued for other assets                                                 -          440,000              440,000
     Stock issued for services                                                     -          154,500              154,500
                                                                       --------------    ------------    ------------------
          Total non-cash transactions                                    $         -      $ 1,144,500         $  1,144,500
                                                                       ==============    ============    ==================

 The accompanying notes are an integral part of these financial statements.

                                      F-5


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008

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

The Company's is as an independent energy company engaged in the, exploration of North American unconventional natural gas properties and conventional oil and gas exploration. Its intended operations are principally energy prospects in the Rocky Mountain region including a coal bed methane prospect located in the Raton Basin in Northern New Mexico and the Company is seeking other opportunities.

Basis of Presentation:

 Development Stage Company

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

Going Concern

The Company's financial statements for the year ended April 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,537,051 for the year ended April 30, 2008 and an accumulated deficit during the development stage of $3,548,490 as of April 30, 2008. At April 30, 2008, the Company's total current liabilities exceed total current assets by $1,373,293.

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

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur.

Marketable Securities

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

At April 30, 2008, marketable securities consist of 57,400 shares of common stock of Tonga. These securities are carried at estimated fair value ($11,835 at April 30, 2008) based upon quoted market prices, and are included in current assets in the Company's April 30, 2008 balance sheet.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized gain on marketable securities of $12,035 during the year ended April 30, 2008 (an unrealized loss of $ 52,800 for the year ended April 30, 2007).

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $191,663 during the year ended April 30, 2008 (a realized loss of $10,041 for the year ended April 30, 2007).

Deferred Consulting Costs

In May 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into) The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the year ended April 30, 2008, $107,120 was expensed.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and notes payable is considered to be representative of its fair value because of the short-term nature of this financial instrument.

Stock-Based Compensation

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

Loss Per Share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable of deductive amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on May 1, 2007. The Company did not identify any controversial tax positions taken on open tax years and did not have any unrecognized tax benefits, and there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48. The
Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. State jurisdictions that remain subject to examination range from 2002 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits and no interest expense or penalties were recognized during the quarter.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

Note 2 - Leases and Mineral Rights:

Leases - Wyoming

On October 12, 2006, the Company acquired an 85% working interest in an 80% Net Revenue Interest on certain leases totaling approximately 14,000 acres (gross) in Johnson County Wyoming, in the Powder River Basin. The purchase price included $6,600,000 in the form of a secured promissory note bearing interest at 7.5% with payments of $1,100,000 on March 15, 2007, $2,800,000 on October 15,
2007, and $2,700,000 on October 15, 2008, plus interest and 880,000 shares of restricted common stock of the Company.

On April 12, 2006, the Company acquired a lease on 640 acres in Natrona County, Wyoming. The purchase price was a $64,000, 6% Promissory Note, dated April 12, 2006, with a due date of September 30, 2007. The note was secured by the lease.

On April 21, 2008, the Company entered into a Release of Claims, with Nova Leasing, LLC, the holder of both promissory notes. In return for the releasement of the Company from any further payment obligations under the $6.6 Million Promissory Note and the $64,000 Promissory Note, the Company returned to Nova Leasing, LLC, all rights and interests into and/or entitlements to the following leases:

     (a) the working interest in and the net revenue interest on the lease totaling 640 acres in Natrona County, Wyoming; and

     (b) the 85% working interest in and the 80% net revenue interest on certain leases totaling approximately 14,000 acres (gross) in Natrona and Converse County Wyoming, in the Powder River Basin.

In connection with the forgiveness of debt and the return of the releases, the Company recorded a loss for the year ended April 30, 2008 of $1,298,603 and income of $429,645 in connection with the release of the debt.

Mineral Rights - New Mexico

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

Note 3 - Notes Payable:

As of April 30, 2008, Notes Payable consisted of the following:

                                    Rate    Principal   Repay      Balance      Interest  Due        Security
                                    ----    ---------   -----      -------      --------  ---        --------


Sharon K. Fowler         4/20/06    6.00%   $150,000    $119,363   $    30,637  $  2,035  9/30/07    Lease
Lender Facilities, LLC   10/8/07    7.5%    $314,527        -      $   314,527  $ 13,249  10/8/08    None
J. Bachmann              10/15/07   7.5%    $211,855    $   -      $   211,855  $     56 10/15/08    None
M.A. Littman             10/8/07    7.5%    $123,763        -      $   123,763  $  5,213  10/8/08    None
M.A. Littman             1/31/08    7.5%    $175,000        -      $   175,000  $  3,662  1/31/09    None
MA Littman               12/13/07   7.5%    $ 75,000        -      $    75,000  $  1,110 12/13/08    None
LPC Investments          1/31/08   8.75%    $ 62,000        -      $    62,000  $    989  1/31/09    None

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

Note 4 -Stockholders' (Deficit) Equity:

Preferred Stock

At a Special Meeting of the Shareholders of the Company on June 23, 2008, the shareholders voted to authorized the creation of 25,000,000 shares of Preferred Stock with a par value of $0.0001, to be issued in such classes or series and with such rights, designations, privileges and preferences as to be determined by the Company's Board of Directors at the time of the issuance of any preferred shares.

Common Stock

Year Ended April 30, 2008

During the year ended April 30, 2008, the Company issued 20,000 shares of its restricted common stock as payment for an extension on the due date of the $64,000 promissory note due to Nova Leasing. The shares had a value of $51,000 based on a closing market price of $2.55 per share.

During the year ended April 30, 2008, the Company issued 100,000 shares of its restricted common stock as payment for services in connection with drilling activities. The shares had a value of $190,000, based on a closing market price of $1.90 per share.

During the year ended April 30, 2008, the Company issued 60,000 shares to a third party as payment for services in negotiating drilling contracts. The shares had a value of $114,000, based on a closing market price of $1.90 per share.

During the year ended April 30, 2008, the Company issued 50,000 shares to third parties, as payment for services in connection with drilling activities. The shares had a value of $165,000, based on an average closing market price of $1.10 per share.

During the year ended April 30, 2008, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into). The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the year ended April 30, 2008, $107,120 was expensed.

Year Ended April 30, 2007

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

During the year ended April 30, 2007, the Company issued 880,000 shares of its restricted common stock as part of the acquisition of leases of property in Jackson County, Wyoming. The acquisition included the issuance of promissory notes totaling $6,600,000. The shares were deemed to have a value of $440,000 ($0.50 per share).

On April 30, 2007, the Company in a subscription agreement agreed to issue 2,200,000 shares of its restricted common stock in exchange for cash of $1,100,000. The shares had a purchase price of $0.50 per share. In May 2007, the Company issued the 2,200,000 shares of its common stock and received $1,100,000, in cash.

Options

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

During the year ended April 30, 2008, the Company granted 60,000 stock options to the third party at an exercise prices ranging from $0.70 to $2.25 per share. The fair value of the options at the date of grant was $43,340 and was recorded as compensation expense. The Company used the following assumptions to determine the fair value of stock option grants during the year ended April 30, 2008:

                                                                 2008
                                                                 ----

                       Expected life                             1 year
                       Volatility                            117% - 130%
                       Risk-free interest rate             4.85% - 4.91%
                       Dividend yield                                 0

The Company did not grant any options during the year ended April 30, 2007.

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

A summary of stock option activity for the year ended April 30, 2008 is presented below:


                                                                               Weighted Average
                                             Shares Under       Weighted          Remaining
                                                Option          Average        Contractual Life       Aggregate
                                                ------       Exercise Price    ----------------    Intrinsic Value
                                                             --------------                        ---------------

Outstanding at May 1, 2007                          -          $      -                   -           $      -
  Granted                                      60,000              1.00          1.37 years                  -
  Exercised                                         -                 -                   -                  -
  Expired                                           -                 -                   -                  -
                                            --------------       -------         ----------           --------
Outstanding at April 30, 2008                  60,000          $   1.00          1.93 years           $      -
                                            ==============       ========        ==========           ========

At January 31, 2008, all outstanding and exercisable options were fully vested.

Warrants

At April 30, 2008, the following warrants to purchase common stock were outstanding:

      Number of common
 shares covered by warrants        Exercise Price             Expiration Date
 --------------------------        --------------             ---------------

           365,000                      $0.75                  June 30, 2008
            32,500                      $1.00                  June 30, 2008
        -------------
           397,500

During the year ended April 30, 2008, the Company did not issue, cancel or expire any warrants.

Note 5 - Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable of deductive amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                 2008              2007
                                 ----              ----

Net loss carryforwards          $ 3,548,490     $ 1,011,439
Less valuation allowance        $(3,548,490)    $(1,011,439)
                                ------------    ------------
                                $         -     $         -
                                ============    ============

At April 30, 2008, the Company has financial reporting and net operating loss carry forwards of approximately $3,548,490 for which the tax effect has not been recognized for financial purposes. Such losses expire in 2013, if not utilized earlier

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUN RIVER ENERGY, INC.

Date:  August 13, 2008                  By: /s/ Wesley F. Whiting
                                            ---------------------
                                                Wesley F. Whiting, President
                                                and Chief Executive Officer
                                                and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 13, 2008               By: / s/Wesley F. Whiting
                                         ---------------------
                                             Wesley F. Whiting, President,
                                             and Director

Date:  August 13, 2008               By: /s/ Reginald T. Green
                                            ----------------------
                                             Reginald T. Green, Secretary
                                             and Director



Date:  August 13, 2008               By: /s/ Thomas Anderson
                                         -------------------
                                             Thomas Anderson, Director


Date:  August 13, 2008               By: /s/David Surgnier
                                          ------------------------
                                             David Surgnier, Director


Date:  August 13, 2008               By: /s/Stephen W. Weathers
                                         -----------------------------
                                            Stephen W. Weathers, Director