Form 10-Q
period 2008-07-31
SUN RIVER ENERGY, INC
filed 2008-09-15
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number : 000-27485

                             SUN RIVER ENERGY, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                  84-1491159
         --------                                  ----------

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

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 11, 2008, there were 15,657,423 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

         Balance Sheets - July 31, 2008 and April 30, 2008                                 F-1

         Statements of Operations -
                  Three months ended July 31, 2008 and 2007 and
                  From October 22, 2002 (Inception) to July 31, 2008                       F-2

         Statements of Changes in Shareholders' Deficit -
                   From October 22, 2002 (Inception) to July 31, 2008                      F-3

         Statements of Cash Flows -
                  Three months ended July 31, 2008 and 2007 and
                  From October 22, 2002 (Inception) to July 31, 2008                       F-4

         Notes to the Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                             3

Item 4T.  Controls and Procedures                                                           4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                               July 31, April 30,
                                                                                         2008               2008
                                                                                    ---------------    ---------------
                                                                                      Unaudited           Audited

ASSETS:

   Current Assets:
      Cash                                                                                 $ 2,431           $ 12,038
      Marketable Securities                                                                      -             11,835
                                                                                    ---------------    ---------------
Total Current Assets                                                                         2,431             23,873

   Fixed Assets, net of depreciation $1,200 - $240                                             900                960

   Other Assets:
      Leases                                                                               220,000            220,000
      Mineral Rights                                                                       100,000            100,000
      Wells in process and advances                                                        270,643            251,477
                                                                                    ---------------    ---------------
Total Other Assets                                                                         590,643            571,477
                                                                                    ---------------    ---------------
TOTAL ASSETS                                                                             $ 593,974          $ 596,310
                                                                                    ===============    ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Current Liabilities:
        Accounts Payable                                                                 $ 557,097          $ 551,299
        Accrued Interest Payable                                                            41,173             26,313
        Notes Payable                                                                      819,554            819,554
                                                                                    ---------------    ---------------
Total Current Liabilities                                                                1,417,824          1,397,166

Stockholders' Deficit
    Preferred stock, $0.0001 par value; 25,000,000 authorized
        no shares issued or outstanding                                                          -                  -
    Common stock, $0.0001 par value; 100,000,000 shares                                       1508               1508
        authorized, 15,657,423 shares issued and outstanding
        as of July 31, 2008 and April 30, 2008
    Additional paid-in capital                                                           2,754,006          2,754,006
    Deferred consulting expense                                                                  -             (7,880)
    Deficit accumulated during the development stage                                    (3,579,364)        (3,548,490)
                                                                                    ---------------    ---------------
Total Stockholders' Deficit                                                               (823,850)          (800,856)
                                                                                    ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ 593,974          $ 596,310
                                                                                    ===============    ===============

The accompanying notes are an integral part of these financial statements.

                                      F-1




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months ended               October 22, 2002
                                                 July 31,                              (Inception) to
                                                   2008               2007             July 31, 2008
                                              ---------------    ---------------    ---------------------
REVENUES
   Miscellaneous Revenue                                 $ -                $ -                      $ -
                                              ---------------    ---------------    ---------------------
EXPENSES
      Consulting                                       7,880            188,080                  626,966
      Accounting & Legal                                 493              3,450                  271,041
      Lease Expenses                                   2,189                  -                  683,713
      Office Expenses                                  1,911              2,471                   75,280
      Depreciation                                        60                 60                      300
      Bank Charges                                       103                184                    1,018
                                              ---------------    ---------------    ---------------------
Total Operating Expenses                              12,636            194,245                1,658,318
                                              ---------------    ---------------    ---------------------
Net Loss from Operations                             (12,636)          (194,245)              (1,658,318)
                                              ---------------    ---------------    ---------------------
Other Income and (Expenses)
      Interest income                                      3                  4                      768
      Interest expense                               (14,971)          (166,796)                (807,117)
      Debt Relief                                          -                  -                  429,645
      Loss on Claim Release                                -                  -               (1,298,603)
      Realized (Loss) on sale of assets              (44,035)           (22,997)                (245,739)
      Unrealized gain (Loss) on investments           40,765             (4,305)                       -
                                              ---------------    ---------------    ---------------------
Net Loss                                           $ (30,874)         $(388,339)            $ (3,579,364)
                                              ===============    ===============    =====================
Per Share Information
Loss per common share                                *              $ (0.03)
                                              ===============    ===============


Weighted average number
of shares outstanding                             15,657,423         15,657,423
                                              ===============    ===============
*   Less than $0.01

       The accompanying notes are an integral part of these financial statements

                                      F-2


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                    STATEMENT STOCKHOLDER'S EQUITY (DEFICIT)
                                  July 31, 2008
                                   (Unaudited)

                                                                                      Deficit
                                    COMMON STOCK                 Additonal          Accum. During       Deferred         Total
                       ---------------------------------
                                                                 Paid-in           Development        Consulting       Stockholders'
                          # of Shares          Amount            Capital              Stage             Expense     Equity (Deficit)
                       ---------------    --------------    ---------------    ----------------   ----------------    --------------

Balance - October 22,
          2002                     -               $ -                $ -                 $ -                $ -                $ -
Stock issued for cash          1,000                 1                 49                   -                  -                 50
Net Loss for Period                -                 -                  -                 (50)                 -                (50)
                      --------------------------------------------------------------------------------------------------------------
Balance - December 31,
         2002                  1,000                 1                 49                 (50)                 -                  -
                      --------------------------------------------------------------------------------------------------------------
Net Loss for Year                  -                 -                  -                   -                  -                  -
                      --------------    --------------    ---------------    ----------------   ----------------    ---------------
Balance - December 31,
        2003                   1,000                 1                 49                 (50)                 -                  -
                      --------------    --------------    ---------------    ----------------   ----------------    ---------------
Net Loss for Year                  -                 -                  -                   -                  -                  -
                      --------------    --------------    ---------------    ----------------   ----------------    ---------------
Balance - December 31,
        2004                   1,000                 1                 49                 (50)                 -                  -
                      --------------    --------------    ---------------    ----------------   ----------------    ---------------
Issuance of shares for
 Merger                    9,033,333               903            436,763                   -                  -            437,666
Merger accounting            484,500                48            (20,923)                  -                  -            (20,875)
Value of subsidiary
 in excess of related
  party's basis                    -                 -           (866,667)                  -                  -           (866,667)
Net Loss for Year                  -                 -                  -            (350,050)                 -           (350,050)
                      --------------    --------------    ---------------    ----------------   ----------------    ---------------
Balance - April 30,
       2006                9,518,833               952           (450,778)           (350,100)                 -           (799,926)
                      --------------    --------------    ---------------    ----------------   ----------------    ---------------
Issuance of Stock for Cash   795,000                80            397,420                   -                  -            397,500
     at $0.50 per share plus
     warrant at $0.75
Issuance of Stock for Debt   242,935                24            149,976                   -                  -            150,000
     at $0.62 per share
Issuance of Stock for
     Marketable Securities   800,000                80            399,920                   -                  -            400,000
     at $0.50 per share
Issuance of Stock for
     Servicesat $0.50
     per share               309,000                31            154,469                   -                  -            154,500

Issuance of Stock for
     Lease acquisition       880,000                88            439,912                   -                  -            440,000
Issuance of Stock for
     Cash                  2,200,000               220          1,099,780                   -                  -          1,100,000
Net Loss for Year                  -                 -                  -            (661,339)                 -           (661,339)
                      ---------------    --------------    ---------------    ----------------   ----------------    ---------------
Balance - April 30,
       2007                14,745,768             1,475          2,190,699          (1,011,439)                 -          1,180,735
                      ---------------    --------------    ---------------    ----------------   ----------------    ---------------
Issuance of Stock for
      Services               310,000                31            468,969                   -                  -            469,000
      at $1.51 per share
Issuance of Stock for
      Interest                20,000                 2             50,998                   -                  -             51,000
      at $2.55 per share
Options issued                    -                 -             43,340                   -                  -             43,340
Deferred Consulting
      Expense                     -                 -                  -                   -             (7,880)            (7,880)
Net Loss for Year                 -                 -                  -          (2,537,051)                 -         (2,537,051)
                    ---------------    --------------    ---------------    ----------------   ----------------    ---------------
Balance - April 30,
    2008                 15,657,423             1,508          2,754,006          (3,548,490)            (7,880)          (800,856)
                    ---------------    --------------    ---------------    ----------------   ----------------    ----------------
Deferred Consulting
       Expense                    -                 -                  -                   -              7,880              7,880
Net Loss for Period               -                 -                  -             (30,874)                 -            (30,874)
                    ---------------    --------------    ---------------    ----------------   ----------------    ---------------
Balance - July 31,
    2008                 15,657,423           $ 1,508         $2,754,006         $(3,579,364)               $ -          $(823,850)
                    ===============    ==============    ===============    ================   ================    ===============
      The accompanying notes are an integral part of these financial statements

                                      F-3






                      SUN RIVER ENERGY, INC.
                   (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                       Three Months                             October 22, 2002
                                                                      Ended July 31,                        (Inception) to
                                                                         2008              2007             July 31, 2008
                                                                    ---------------    --------------      -----------------
Cash Flows from Operating Activities
     Net Loss                                                            $ (30,874)       $ (388,339)          $ (3,579,364)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                           60                60                    300
         Unrealized loss on marketable securities                          (40,765)            4,305                      -
         Stock and options issued for services and interest                      -           189,550                602,840
         Amortization of consulting stock                                    7,880            26,780                115,000
         Decrease in current assets                                         52,600         1,198,148                 52,800
        Increase (Decrease) in accounts payable and accrued expenses        20,658          (212,446)               598,271
                                                                    ---------------    --------------      -----------------
Net Cash Provided (Used) by Operating Activities                             9,559           818,058             (2,210,153)
                                                                    ---------------    --------------      -----------------
Cash Flows from Investing Activities
      Increase in Fixed Assets                                                   -            (1,200)                (1,200)
      Increase in Other Assets                                             (19,166)                -               (206,644)
      Acquisition - net of cash acquired                                         -                 -               (813,001)
                                                                    ---------------    --------------      -----------------
Net Cash Used In Investing Activities                                      (19,166)           (1,200)            (1,020,845)

Cash Flows from Financing Activities
      Stock issued for cash                                                      -                 -              1,444,750
      Stock issued for debt/assets                                               -                 -                990,000
      (Payments on) Proceeds from notes payable                                  -          (794,807)               819,554
      Merger accounting                                                          -                 -                (20,875)
                                                                    ---------------    --------------      -----------------
Total Cash (Used) Provided by Financing Activities                               -          (794,807)             3,233,429
                                                                    ---------------    --------------      -----------------
(Decrease) Increrase in Cash                                                (9,607)           22,051                  2,431

Cash and Cash Equivalents - Beginning of Period                             12,038            17,572                      -
                                                                    ---------------    --------------      -----------------
Cash and Cash Equivalents - End of Period                                  $ 2,431          $ 39,623                $ 2,431
                                                                    ===============    ==============      =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                            $ -               $ -               $ 13,739
                                                                    ===============    ==============      =================
     Cash paid for income taxes                                                $ -               $ -                    $ -
                                                                    ===============    ==============      =================
NON-CASH TRANSACTIONS
     Stock issued for debt                                                     $ -               $ -              $ 150,000
                                                                    ===============    ==============      =================
     Stock issued for marketable securities                                    $ -               $ -              $ 400,000
                                                                    ===============    ==============      =================
     Stock issued for other assets                                             $ -               $ -              $ 440,000
                                                                    ===============    ==============      =================
     Stock issued for services                                                 $ -               $ -              $ 154,500
                                                                    ===============    ==============      =================
                                                                               $ -               $ -            $ 1,144,500
                                                                    ===============    ==============      =================

                     The accompanying notes are an integral part of these financial statements

                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  July 31, 2008

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

Going Concern

The Company's financial statements for the three months ended July 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $30,874 for the three months ended July 31, 2008 and an accumulated deficit during the development stage of $3,579,364 as of July 31, 2008. At July 31, 2008, the Company's total current liabilities exceed total current assets by $1,415,393.

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

Marketable Securities

On August 17, 2006, in exchange for 800,000 shares of the Company's restricted common stock, the Company acquired 200,000 shares of the common stock of Tonga Capital Corporation (now known as Momentum BioFuels, Inc. ("Momentum")) from a non-affiliate. At the time of the acquisition, the Momentum shares had a market value of $400,000 ($0.50 per share). The 800,000 shares of the Company's stock issued for the shares had a value of $400,000 ($0.50 per share).

At July 31, 2008, the Company had liquidated all of the remaining 57,400 shares of common stock of Momentum. These securities are no longer carried on the books of the Company.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized gain on marketable securities of $40,765 during the three months ended July 31, 2008 (an unrealized loss of $ 4,305 for the three months ended July 31, 2007).

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $44,035 during the three months ended July 31, 2008 (a realized loss of $22,997 for the three months ended July 31, 2007).

Deferred Consulting Costs

In May 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into) The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the year ended April 30, 2008, $107,120 was expensed. During the three months ended July 31. 2008 the remaining $7,880 was expensed.

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

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised
2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

Note 2 - Leases and Mineral Rights:

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

See Note 5 for further information regarding the these mineral rights.

Note 3 - Notes Payable:

As of July 31, 2008, Notes Payable consisted of the following:


                                        Rate    Principal   Repay      Balance      Interest  Due        Security
                                        ----    ---------   -----      -------      --------  ---        --------


Sharon K. Fowler             4/20/06    6.00%   $150,000     $119,363  $    30,637  $  2,498  09/30/07    Lease
Lender Facilities, LLC       10/8/07    7.5%    $314,527        -      $   314,527  $ 19,195  10/08/08    None
Bachman                      10/15/07   7.5%    $211,855        -      $   211,855  $     56  10/15/08    None
M.A. Littman Pension Plan    10/8/07    7.5%    $123,763        -      $   123,763  $  7,553  10/08/08    None
M.A. Littman                 1/31/08    7.5%    $175,000        -      $   175,000  $  6,971  01/31/09    None
MA Littman                   12/13/07   7.5%    $ 75,000        -      $    75,000  $  2,244  12/13/08    None
LPC Investments              1/31/08    7.5%    $ 62,000        -      $    62,000  $  1,927   1/31/09    None


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

Common Stock

During the three months ended July 31, 2008, the Company did not issue any shares of its common stock.

Options

During the three months ended July 31, 2008 and July 31, 2007, the Company did not grant any options.

A summary of stock option activity for the three months ended July 31, 2008 is presented below:



                                                                               Weighted Average
                                             Shares Under       Weighted          Remaining
                                                Option          Average        Contractual Life       Aggregate
                                                             Exercise Price                        Intrinsic Value

Outstanding at April 30, 2008                       60,000        $     1.00          1.93 years           $      -
  Granted                                                -                 -                   -                  -
  Exercised                                              -                 -                   -                  -
  Expired                                                -                 -                   -                  -
                                            --------------  ----------------          ----------           --------
Outstanding at July 31, 2008                        60,000  $           1.00          1.12 years           $      -
                                            ==============  ================          ==========           ========

At July 31, 2008, all outstanding and exercisable options were fully vested.

Warrants

At July 31, 2008, the following warrants to purchase common stock were outstanding:

      Number of common
 shares covered by warrants        Exercise Price

           365,000                   $0.75
            32,500                   $1.00
        -------------
           397,500

During the three months ended July 31, 2008, the Company entered into discussion with the outstanding warrant holders to convert such warrants into shares of its common stock. See Note 5 for further information.

Note 5 - Subsequent Events

On August 15, 2008 the Company issued 156,653 shares of its restricted common stock to retire warrants and options in the amount of 507,500. The Company did not receive any monetary funds in connection with the issuance.

On September 5, 2008 the Company announced that it had executed a Farmout Agreement with Myriad Resources, Inc. on approximately 17,000 acres of its northern New Mexico property. The Farmout will provide a checkerboard pattern on about 11,000 acres and alternating half-mile wide strips on approximately 3,000 acres. The Farmout contemplates testing through the Pierre Shale and requires drilling on or before June 1, 2009 with additional wells each 120 days thereafter.

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

PLAN OF OPERATIONS

The Company had no revenues during the three months ended July 31, 2008. The Company has minimal capital and minimal cash.

During the year ended April 30, 2008, the Company drilled 3 coal bed methane wells in the Raton Basin in northern New Mexico, Myers #1, #2 and #3. All three wells have shown multiple coal zones, which will be completed to seek methane gas.

Over the next twelve months, the Company intends to frac the Myers #1 and #2 in order to test production thereafter. The Company has perforated multiple zones and intends to frac these zones.

The Company intends to operate all of our prospects in the Raton Basin and hold working interest of 100% on an 80% NRI on our leases, except that we have a 25% working interest in the Sun River #1, LLC, a drilling syndication for the Myers #1 and #2 wells, which was assembled in early 2007.

On September 4, 2008, the Company entered into a Farmout Agreement with a third party, Myriad Resources Corporation ("Myriad"). As part of the Farmout Agreement, Myriad has agreed to develop and explore approximately 17,000 acres of our acreage in the Raton Basin for oil, gas and methane production. If Myriad drills and completes any wells of commercial production, then per the terms of the Farmout Agreement, they shall be transferred 100% right, title and interest in and to the oil and gas produced, subject to a 10% non-convertible overriding royalty interest reserved by the Company.

The Company will need substantial additional capital to support our proposed future operations. The Company has no revenues. The Company has no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.
                                        1

RESULTS OF OPERATION

Results of Operations for the Three Months Ended January 31, 2008 Compared to the Three Months Ended January 31, 2007

During the three months ended July 31, 2008 and 2007, the Company did not recognize any revenues from its operating activities.

During the three months ended July 31, 2008, operating expenses were $12,636 compared to $194,245 during the three months ended July 31, 2007. The $181,609 decrease is a result of the $180.200 decrease in consulting expenses from the prior period. The Company incurred $7,880 in consulting expenses during the three months ended July 31, 2008 compared to $188,080 during the three months ended July 1, 2007.

The Company recognized interest expense of $14,791 during the three months ended July 31, 2008. Interest expenses decreased by $152,005 compared to the three months ended July 31, 2007.

During the three months ended July 31, 2008, the Company recognized a net loss of $30,874, compared to a net loss of $388,339 for the three months ended July 31, 2007. The decrease of $357,465 was due to the $181,609 decrease in operating expenses combined with the $152,005 decrease in interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended July 31, 2008, the Company received cash of $9,559 from our operating activities. The Company had cash of $2,431 at July 31, 2008. The Company used $19,166 in investing activities during the three months ended July 31, 2008. The Company did not receive or use funds in our financing activities during the three months ended July 31, 2008. During the three months ended July 31, 2008, the Company had a net decrease in cash of $9,607.

During the three months ended July 31, 2007, the Company received cash of $818,058 from its operating activities. The Company had a cash balance of $19,564 at January 31, 2007. The Company used $1,200 in investing activities during the three months ended July 31, 2007. The Company used $794,807 in our financing activities during the three months ended July 31, 2007.

At July 31, 2008, had sold the remaining marketable securities consisting of 57,400 shares of common stock of Momentum BioFuels, Inc. These securities were carried at estimated fair value ($0 at January 31, 2008) based upon quoted market prices. During the three months ended July 31, 2008, the Company sold
57,400 shares and received funds of $-------, which it used to support operations.

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

The Company is in the development stage. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.
                                        2

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our President, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our President carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our President has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE


ITEM 2.  CHANGES IN SECURITIES

                NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                NONE.


ITEM 5.  OTHER INFORMATION

                NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification of Principal  Executive and Officer pursuant to
     Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           SUN RIVER ENERGY, INC.
                                               (Registrant)



Dated:   September 15, 2008                By: /s/Wesley F. Whiting
                                               --------------------
                                                  Wesley F. Whiting, President
                                                  &  Chief  Accounting Officer