Form 10-Q
period 2008-10-31
SUN RIVER ENERGY, INC
filed 2008-12-16
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2008

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 15, 2008, there were 15,232,421 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                          Page
                                                                                         ----

         Balance Sheets - October 31, 2008 and  April 30, 2008                            F-1

         Statements of Operations  -
                  Three and six months ended  October 31, 2008 and 2007 and From
                  October 22, 2002 (Inception) to October 31, 2008                        F-2

         Statements of Changes in Shareholders' Deficit -
                   From October 22, 2002 (Inception) to October 31, 2008                  F-3

         Statements of Cash Flows -
                  Six months ended October 31, 2008 and 2007 and
                  From October 22, 2002 (Inception) to October 31, 2008                   F-4

         Notes to the Financial Statements                                                F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4.  Controls and Procedures                                                            4

Item 4T. Controls and Procedures                                                            4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   6

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               6

Item 5.  Other Information - Not Applicable                                                 6

Item 6.  Exhibits                                                                           6

SIGNATURES                                                                                  7


                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                                                                     October 31,         April 30,
                                                                                         2008               2008
                                                                                    ---------------    ---------------
                                                                                      Unaudited           Audited

ASSETS:

   Current Assets:
      Cash                                                                                   $ 157           $ 12,038
      Marketable Securities                                                                                    11,835
                                                                                    ---------------    ---------------
Total Current Assets                                                                           157             23,873

   Fixed Assets, net of depreciation $1,200 - $360                                             840                960

   Other Assets:
      Leases                                                                               220,000            220,000
      Mineral Rights                                                                       100,000            100,000
      Wells in process and advances                                                        275,973            251,477
                                                                                    ---------------    ---------------
Total Other Assets                                                                         595,973            571,477
                                                                                    ---------------    ---------------

TOTAL ASSETS                                                                             $ 596,970          $ 596,310
                                                                                    ===============    ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Current Liabilities:
        Accounts Payable                                                                 $ 561,336          $ 551,299
        Accrued Interest Payable                                                            56,277             26,313
        Notes Payable                                                                      826,154            819,554
                                                                                    ---------------    ---------------
Total Current Liabilities                                                                1,443,767          1,397,166

Stockholders' Deficit
    Preferred stock, $0.0001 par value; 25,000,000 authorized
        no shares issued or outstanding                                                          -                  -
    Common stock, $0.0001 par value; 100,000,000 shares
        authorized, 15,232,421 shares issued and outstanding as of
        October 31, 2008 and 15,075,768 shares as of April 30, 2008                          1,523              1,508
    Additional paid-in capital                                                           2,753,991          2,754,006
    Deferred consulting expense                                                                  -             (7,880)
    Deficit accumulated during the development stage                                    (3,602,311)        (3,548,490)
                                                                                    ---------------    ---------------
Total Stockholders' Deficit                                                               (846,797)          (800,856)
                                                                                    ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ 596,970          $ 596,310
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

                                      F-1






                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                             Three Months ended                Six Months ended           October 22, 2002
                                                 October 31,                      October 31,              (Inception) to
                                            2008             2007            2008             2007        October 31, 2008
                                        ------------------------------   ------------------------------   ------------------
REVENUES
   Miscellaneous Revenue                          $ -             $ -             $ -              $ -                  $ -
                                        --------------   -------------   -------------    -------------   ------------------
EXPENSES
      Consulting                                    -          44,600           7,880          234,180              626,966
      Accounting & Legal                        3,150           1,875           3,150            5,450              273,698
      Lease Expenses                            1,969               -           4,158                -              685,682
      Office Expenses                           2,625          17,377           5,029           18,816               78,398
      Depreciation                                 60              60             120              120                  360
      Bank Charges                                 39             139             143              323                1,058
                                        --------------   -------------   -------------    -------------   ------------------
Total Operating Expenses                        7,843          64,051          20,480          258,889            1,666,162
                                        --------------   -------------   -------------    -------------   ------------------
Net Loss from Operations                       (7,843)        (64,051)        (20,480)        (258,889)          (1,666,162)
                                        --------------   -------------   -------------    -------------   ------------------
Other Income and (Expenses)
      Interest income                               -              26               3               30                  768
      Interest expense                        (15,104)       (117,334)        (30,075)        (284,131)            (822,221)
      Debt Relief                                   -               -               -                -              429,645
      Loss on Claim Release                         -               -               -                -           (1,298,603)
      Realized (Loss) on sale of assets             -               -         (44,034)         (22,997)            (245,738)
      Unrealized (Loss) on investments              -        (107,865)         40,765         (112,170)                   -
                                        --------------   -------------   -------------    -------------   ------------------
Net Loss                                    $ (22,947)      $(289,224)      $ (53,821)       $(678,157)        $ (3,602,311)
                                        ==============   =============   =============    =============   ==================
Per Share Information
Loss per common share                    $          *       $   (0.02)      $       *        $   (0.04)
                                        ==============   =============   =============    =============

Weighted average number
of shares outstanding                      15,208,583      15,075,768      15,142,175       15,075,768
                                        ==============   =============   =============    =============

* Less than $(0.01) per share.


       The accompanying notes are an integral part of these financial statements

                                      F-2


                             SUN RIVER ENERGY, INC.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                October 31, 2008


                                                                                                      Deficit
                                                    COMMON STOCK                 Additional         Accum. During       Deferred
                                                                                 Paid-in           Development        Consulting
                                           # of Shares         Amount            Capital              Stage             Expense
                                          ---------------   --------------    ---------------    ----------------   ----------------

Balance - October 22, 2002                      -              $ -                $ -                 $ -
Stock issued for cash                       1,000                1                 49                   -
Net Loss for Period                             -                -                  -                 (50)
                                       ---------------------------------------------------------------------------------------------
Balance - December 31, 2002                 1,000                1                 49                 (50)
                                       ---------------------------------------------------------------------------------------------
Net Loss for Year                               -                -                  -                   -
                                       ---------------   --------------    ---------------    ----------------   ----------------
Balance - December 31, 2003                 1,000                1                 49                 (50)
                                       ---------------   --------------    ---------------    ----------------   ----------------
Net Loss for Year                               -                -                  -                   -
                                       ---------------   --------------    ---------------    ----------------   ----------------
Balance - December 31, 2004                 1,000                1                 49                 (50)
                                       ---------------   --------------    ---------------    ----------------   ----------------
Issuance of shares for Merger           9,033,333              903            436,763                   -
Merger accounting                         484,500               48            (20,923)
Value of subsidiary in excess
 of related party's basis                                                                      (866,667)
Net Loss for Year                               -                -                  -            (350,050)
                                       ---------------   --------------    ---------------    ----------------   ----------------
Balance - April 30, 2006                9,518,833              952           (450,778)           (350,100)
                                       ---------------   --------------    ---------------    ----------------   ----------------
Issuance of Stock for Cash                795,000               80            397,420
     at $0.50 per share plus
     warrant at $0.75
Issuance of Stock for Debt                242,935               24            149,976
     at $0.62 per share
Issuance of Stock for Marketable
     Securities at $0.50 per share        800,000               80            399,920

Issuance of Stock for Services            309,000               31            154,469
     at $0.50 per share
Issuance of Stock for Lease
     acquisition                          880,000               88            439,912
Issuance of Stock for Cash              2,200,000              220          1,099,780
Net Loss for Year                                                                                (661,339)
                                       ---------------   --------------    ---------------    ----------------   ----------------
Balance - April 30, 2007               14,745,768            1,475          2,190,699          (1,011,439)
                                       ---------------   --------------    ---------------    ----------------   ----------------
Issuance of Stock for Services            310,000               31            468,969
      at $1.51 per share
Issuance of Stock for Interest             20,000                2             50,998
      at $2.55 per share
Options issued                                                                 43,340
Deferred Consulting Expense                                                                                           (7,880)
Net Loss for Year                                                                              (2,537,051)
                                       ---------------   --------------    ---------------    ----------------   ----------------
Balance - April 30, 2008               15,075,768            1,508          2,754,006          (3,548,490)            (7,880)
                                       ---------------   --------------    ---------------    ----------------   ----------------
Deferred Consulting Expense                                                                                            7,880
Exchange Options/Warrants for Stock       156,653               15                (15)
Net Loss for Period                                                                               (53,821)
                                       ---------------   --------------    ---------------    ----------------   ----------------
Balance - October 31, 2008             15,232,421          $ 1,523         $2,753,991         $(3,602,311)               $ -
                                       ===============   ==============    ===============    ================   ================

     The accompanying notes are an integral part of these financial statements

                                      F-3





                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                October 31, 2008
                                  (continued)


                                               Total
                                            Stockholders'
                                               Equity
                                            ---------------

Balance - October 22, 2002                            $ -
Stock issued for cash                                  50
Net Loss for Period                                   (50)
                                           ---------------
Balance - December 31, 2002                             -
                                           ---------------
Net Loss for Year                                       -
                                           ---------------
Balance - December 31, 2003                             -
                                           ---------------
Net Loss for Year                                       -
                                           ---------------
Balance - December 31, 2004                             -
                                           ---------------
Issuance of shares for Merger                     437,666
Merger accounting                                 (20,875)
Value of subsidiary in excess
 of related party's basis                        (866,667)
Net Loss for Year                                (350,050)
                                           ---------------
Balance - April 30, 2006                         (799,926)
                                           ---------------
Issuance of Stock for Cash                        397,500
     at $0.50 per share plus
     warrant at $0.75
Issuance of Stock for Debt                        150,000
     at $0.62 per share
Issuance of Stock for Marketable
     Securities at $0.50 per share                400,000

Issuance of Stock for Services                    154,500
     at $0.50 per share
Issuance of Stock for Lease
     acquisition                                  440,000
Issuance of Stock for Cash                      1,100,000
Net Loss for Year                                (661,339)
                                           ---------------
Balance - April 30, 2007                        1,180,735
                                           ---------------
Issuance of Stock for Services                    469,000
      at $1.51 per share
Issuance of Stock for Interest                     51,000
      at $2.55 per share
Options issued                                     43,340
Deferred Consulting Expense                        (7,880)
Net Loss for Year                              (2,537,051)
                                           ---------------
Balance - April 30, 2008                         (800,856)
                                           ---------------
Deferred Consulting Expense                         7,880
Exchange Options/Warrants for Stock                     -
Net Loss for Period                               (53,821)
                                           ---------------
Balance - October 31, 2008                     $ (846,797)
                                           ===============

The accompanying notes are an integral part of these financial statements



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months                         October 22, 2002
                                                                           Ended October 31,                      (Inception) to
                                                                         2008              2007                 October 31, 2008
                                                                    ---------------    --------------      -------------------------
Cash Flows from Operating Activities
     Net Loss                                                            $ (53,821)       $ (678,157)          $ (3,602,311)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                          120               120                    360
         Unrealized loss on marketable securities                          (40,765)          210,370                      -
         Stock and options issued for services and interest                      -           558,620                602,840
         Amortization of consulting stock                                    7,880                 -                115,000
         Decrease (Increase) in current assets                              52,600           381,882                 52,800
        (Decrease) increase in accounts payable and accrued expenses        40,001                 -                617,614
                                                                    ---------------    --------------      -----------------
Net Cash Used by Operating Activities                                        6,015           472,835             (2,213,697)
                                                                    ---------------    --------------      -----------------
Cash Flows from Investing Activities
      Increase in Fixed Assets                                                   -            (1,200)                (1,200)
      Increase in Other Assets                                             (24,496)         (722,451)              (211,974)
      Acquisition - net of cash acquired                                         -                 -               (813,001)
                                                                    ---------------    --------------      -----------------
Net Cash Provided by (Used In) Investing Activities                        (24,496)         (723,651)            (1,026,175)

Cash Flows from Financing Activities
      Stock issued for cash                                                      -         1,100,000              1,444,750
      Stock issued for debt/assets                                               -                 -                990,000
      (Payments on) Proceeds from notes payable                              6,600          (863,615)               826,154
      Merger accounting                                                          -                 -                (20,875)
                                                                    ---------------    --------------      -----------------
Total Cash from Financing Activities                                         6,600           236,385              3,240,029
                                                                    ---------------    --------------      -----------------
Increase (Decrease) in Cash                                                (11,881)          (14,431)                   157

Cash and Cash Equivalents - Beginning of Period                             12,038            17,572                      -
                                                                    ---------------    --------------      -----------------
Cash and Cash Equivalents - End of Period                                    $ 157           $ 3,141                  $ 157
                                                                    ===============    ==============      =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                            $ -               $ -               $ 13,739
                                                                    ===============    ==============      =================
     Cash paid for income taxes                                                $ -               $ -                    $ -
                                                                    ===============    ==============      =================
NON-CASH TRANSACTIONS
     Stock issued for debt                                                     $ -               $ -              $ 150,000
     Stock issued for marketable securities                                    $ -               $ -                400,000
     Stock issued for other assets                                             $ -               $ -                440,000
     Stock issued for services                                                 $ -               $ -                154,500
                                                                    ---------------    --------------      -----------------
                                                                               $ -               $ -            $ 1,144,500
                                                                    ===============    ==============      =================

The accompanying notes are an integral part of these financial statements

                                      F-5

                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                October 31, 2008

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

The Company is an independent energy company engaged in the, exploration of North American unconventional natural gas properties and conventional oil and gas exploration. Its intended operations are principally energy prospects in the Rocky Mountain region including a coal bed methane prospect located in the Raton Basin in Northern New Mexico and the Company is seeking other opportunities.

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

Going Concern

The Company's financial statements for the quarter ended October 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $53,821 for the six months ended October 31, 2008 and an accumulated deficit during the development stage of $3,602,311 as of October 31, 2008. At October 31, 2008, the Company's total current liabilities exceed total current assets by $1,443,610.

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

At October 31, 2008, the Company had liquidated all of the remaining 57,400 shares of common stock of Tonga. These securities are no longer carried on the books of the Company.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized gain on marketable securities of $ 40,765 during the six months ended October 31, 2008 (an unrealized loss of $112,170 for the six months ended October 31, 2007).

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $ 44,035 during the six months ended October 31, 2008 (a realized loss of $22,997 for the six months ended October 31, 2007).

Deferred Consulting Costs

In May 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into) The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the year ended April 30, 2008, $107,120 was expensed. During the six months ended October 31. 2008 the remaining $7,880 was expensed.

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


Note 3 - Notes Payable:

As of October 31, 2008, Notes Payable consisted of the following:


                                    Rate    Principal   Repay      Balance      Interest  Due        Security
                                    ----    ---------   -----      -------      --------  ---        --------


Sharon K. Fowler         4/20/06    6.00%   $  150,000  $119,363   $    30,637  $  2,498  9/30/07    Lease
Lender Facilities, LLC   10/8/07    8.75%   $  314,527      -      $   314,527  $ 25,141  10/8/08    None
LPC Investments          1/3/08     7.5%    $   74,600      -      $    74,600  $  3,071  9/30/08    None
Littman Pension Plan     10/8/07    7.5%    $  123,763      -      $   123,763  $  9,893  10/8/08    None
M.A. Littman             1/31/08    7.5%    $  175,000      -      $   175,000  $ 10,279  1/31/09    None
MA Littman               12/13/07   7.5%    $   75,000      -      $    75,000  $  3,378 12/13/08    None


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

Note Payable - LPC Investments, LLC

On October 24, 2008, the Company received notice from LPC Investment, LLC ("LPC") of a demand of payment in connection with $74,6000 in unsecured promissory notes held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. At this time, the Company has not made payment on the promissory note.

On December 12, 2008, LPC Investmens, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of a unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investment is seeking not only payment of the unsecured, 8.75% promissory note and accured interest and attorney fees. At this time, the Company has not filed a response to the complaint, but intends to defend itself against the claims and come to a settlement.

Note 4 -Stockholders' Deficit:

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

Common Stock

During the six months ended October 31, 2008 the Company issued 156,563 shares of common stock in exchange for 507,500 warrants and options that were outstanding. This was accounted for as solely a capital transaction between common stock and additional paid-in capital.

Options

During the six months ended October 31, 2008 and 2007, the Company did not grant any options.

A summary of stock option activity for the six months ended October 31, 2008 is presented below:



                                                                               Weighted Average
                                             Shares Under       Weighted          Remaining
                                                Option          Average        Contractual Life       Aggregate
                                                             Exercise Price                        Intrinsic Value

Outstanding at April 30, 2008                       60,000        $     1.00          1.93 years           $      -
  Granted                                                -                 -                   -                  -
  Exercised                                              -                 -                   -                  -
  Cancelled                                      (60,0000)              1.00                   -
  Expired                                               -                  -                   -                  -
                                            -----------------     -----------    ---------------           --------
Outstanding at October 31, 2008                         -         $        -                   -           $      -
                                            =================     ===========    ===============           ========


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

PLAN OF OPERATIONS

The Company had no revenues during the three months ended October 31, 2008 The Company has minimal capital and minimal cash.

During the year ended April 30, 2008, the company drilled 3 coal bed methane wells in the Raton Basin in northern New Mexico, Meyers #1, #2 and #3. All three wells have shown multiple coal zones, which will be completed to seek methane gas.

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

The Company will still need substantial additional capital to support our proposed future operations. The Company has no revenues. The Company has no committed source for any funds as of the date herein. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended October 31, 2008 compared to the Three Months Ended October 31, 2007.

During the three months ended October 31, 2008 and 2007, the Company did not recognize any revenues from its operating activities.

During the three months ended October 31, 2008, operating expenses were $7,843 compared to $64,051 during the three months ended October 31, 2007. The $56,208 decrease in a result of the $44,600 decrease in consulting expenses and a decrease of $14,752 in office expenses compared to the prior year.

The Company recognized interest expense of $15,104 during the three months ended October 31, 2008 compared to $117,334 for the same period in 2007.

During the three months ended October 31, 2008, the Company recognized a net loss of $22,947, compared to a net loss of $289,224 for the comparable three months in 2007. The decrease of $266,277 was due to the $56,208 decrease in operating expenses combined with the $102,230 decrease in interest expense discussed above. There was also an unrealized loss of $107,865 in 2007.

Results of Operations for the Six Months Ended October 31, 2008 compared to the Six Months Ended October 31, 2007.

During the six months ended October 31, 2008 and 2007, the Company did not recognize any revenues from its operating activities.

During the six months ended October 31, 2008, operating expenses were $20,480 compared to $258,889 during the six months ended October 31, 2007. The $238,409 decrease in a result of the $189,580 decrease in consulting expenses and a decrease of $13,787 in office expenses compared to the prior year.

The Company recognized interest expense of $30,075 during the six months ended October 31, 2008 compared to $284,131 for the same period in 2007.

During the six months ended October 31, 2008, the Company recognized a net loss of $53,821, compared to a net loss of $678,157 for the comparable six months in 2007. The decrease of $624,336 was due to the $238,409 decrease in operating expenses combined with the $254,056 decrease in interest expense discussed above. There was also an unrealized gain of $40,765 for the six months ended October 31, 2008 opposed to an unrealized loss of $112,170 for the same six month period in 2007. There was also a realized loss of $44,034 in 2008 compared to a realized loss of $22,997 in 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended October 31, 2008, the Company received cash of $6,015 from our operating activities. The Company had cash of $157 at October 31, 2008. The Company used $24,496 in investing activities during the six months ended October 31, 2008. The Company received funds in the amount of $6,600 from financing activities during the six months ended October 31, 2008. There were no expenditures in the financing activity category for the period. During the six months ended October 31, 2008 the Company had a net decrease in cash of $12,038.

During the six months ended October 31, 2007, the Company received cash of $472,835 from its operating activities. The Company had a cash balance of $3,141 at October 31, 2007. The Company used $723,651 in its investing activities for the six months ended October 31, 2007. The Company received $1,100,000 from sale of its common stock and used $863,615 to retire debt as part of its financing activities.

As of October 31, 2008 the Company had sold the remaining marketable securities consisting of 57,400 shares of Momentum Biofuels, Inc. These securities were carried at an estimated fair value of $11,835 at April 30, 2008 based on quoted market prices. During the three months ended July 31, 2008, the Company sold 57,400 shares and received funds of $8,565, which it used to support operations.

During the three months ended October 31, 2008 the Company issued 156,563 shares of common stock in exchange for 507,500 warrants and options that were outstanding. This was accounted for as solely a capital transaction between common stock and additional paid-in capital.

On October 24,  2008,  the Company  received  notice  from LPC  Investment,  LLC
("LPC") of a demand of payment in connection with $66,600 in unsecured promissory notes held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. At this time, the Company has not made payment on the promissory note.

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

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.
                                        3

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended October 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 12, 2008, LPC Investmens, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of a unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investment is seeking not only payment of the unsecured, 8.75% promissory note and accured interest and attorney fees. At this time, the Company has not filed a response to the complaint, but intends to defend itself against the claims and come to a settlement.

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from August 1, 2008 through October 31, 2008.

  DATE OF SALE      TITLE OF SECURITIES     NO. OF SHARES          CONSIDERATION           CLASS OF PURCHASER
----------------- ------------------------- -------------- ------------------------------- ---------------------------------
9/5/2008          Common Stock              156,563        Cancelation of Warrants and     Warrant and Option Holders
                                                           Options
----------------- ------------------------- -------------- ------------------------------- ---------------------------------

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases.

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





                             SUN RIVER ENERGY, INC.
                                  (Registrant)



Dated:   December 15,  2008                 By: /s/Wesley F. Whiting
                                                --------------------
                                                   Wesley F. Whiting,
                                                   President &  Chief
                                                   Accounting Officer