Form 10-Q
period 2009-01-31
SUN RIVER ENERGY, INC
filed 2009-03-23
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2009

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


                     c/o  7609 Ralston Road, Arvada, CO 80002
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-422-8127
                           --------------------------
                         (Registrant's Telephone number)

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

As of March 19, 2009, there were 16,157,423 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                          Page
                                                                                         ----

         Balance Sheets - January 31, 2009 and  April 30, 2008                             F-1

         Statements of Operations  -
                  Three and nine months ended January 31, 2009 and 2008 and From
                  October 22, 2002 (Inception) to January 31, 2009                         F-2

         Statements of Changes in Shareholders' Deficit -
                   From October 22, 2002 (Inception) to January 31, 2009                   F-3

         Statements of Cash Flows -
                  Nine months ended January 31, 2009 and 2008 and
                  From October 22, 2002 (Inception) to January 31, 2009                    F-4

         Notes to the Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                             4

Item 4T.  Controls and Procedures                                                           4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5
         - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   6

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               6

Item 5.  Other Information - Not Applicable                                                 6

Item 6.  Exhibits                                                                           6

SIGNATURES                                                                                  7


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                             SUN RIVER ENERGY, INC.

                          (A Development Stage Company)
                                  Balance Sheet

                                                                                     January 31,         April 30,
                                                                                         2009               2008
                                                                                    ---------------    ---------------
                                                                                     (Unaudited)         (Audited)

ASSETS:

   Current Assets:
      Cash and cash equivalents                                                           $ 38,999           $ 12,038
      Marketable Securities                                                                      -             11,835
                                                                                    ---------------    ---------------
Total Current Assets                                                                        38,999             23,873

   Fixed Assets, net of depreciation $1,200 - $420                                             780                960

   Other Assets:
      Leases                                                                               220,000            220,000
      Mineral Rights                                                                       100,000            100,000
      Wells in process and advances                                                        649,514            251,477
                                                                                    ---------------    ---------------
Total Other Assets                                                                         969,514            571,477
                                                                                    ---------------    ---------------
TOTAL ASSETS                                                                            $1,009,293          $ 596,310
                                                                                    ===============    ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT:

    Current Liabilities:
        Accounts Payable                                                                 $ 351,561          $ 378,071
        Accrued Interest Payable                                                           138,484             26,313
        Drilling bonds payable                                                              37,507                  -
        Notes Payable                                                                    1,411,550            992,782
        Accrued litigation expense                                                         400,000                  -
                                                                                    ---------------    ---------------
Total Current Liabilities                                                                2,339,102          1,397,166


Stockholders' Deficit
    Preferred stock, $0.0001 par value; 25,000,000 authorized
        no shares issued or outstanding                                                          -                  -
    Common stock, $0.0001 par value; 100,000,000 shares                                      1,523              1,508
        authorized, 15,232,421 shares issued and outstanding as of
        January 31, 2008 and 15,075,768 shares as of April 30, 2008
    Additional paid-in capital                                                           2,753,991          2,754,006
    Deferred consulting expense                                                                  -             (7,880)
    Deficit accumulated during the development stage                                    (4,085,323)        (3,548,490)
                                                                                    ---------------    ---------------
Total Stockholders' Deficit                                                             (1,329,809)          (800,856)
                                                                                    ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $1,009,293          $ 596,310
                                                                                    ===============    ===============

The accompanying notes are an integral part of these financial statements.



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                             Three Months ended               Nine Months ended          October 22, 2002
                                                January 31,                     January 31,                (Inception) to
                                            2009            2008            2009             2008        January 31, 2009
                                        -------------   -------------   -------------    -------------   ------------------
REVENUES
   Miscellaneous Revenue                         $ -             $ -             $ -              $ -                  $ -
                                        -------------   -------------   -------------    -------------   ------------------
EXPENSES
      Consulting                                   -          36,400           7,880          270,580              626,966
      Accounting & Legal                       1,176              60           5,566            5,510              276,114
      Lease Expenses                               -               -           4,158                -              685,682
      Office Expenses                          3,175           1,897           6,964           20,713               80,333
      Depreciation                                60               -             180              120                  420
      Bank Charges                                10             174             152              497                1,067
                                        -------------   -------------   -------------    -------------   ------------------
Total Operating Expenses                       4,421          38,531          24,900          297,420            1,670,582
                                        -------------   -------------   -------------    -------------   ------------------
Net Loss from Operations                      (4,421)        (38,531)        (24,900)        (297,420)          (1,670,582)
                                        -------------   -------------   -------------    -------------   ------------------
Other Income and (Expenses)
      Interest income                          1,344              24           1,347               55                2,112
      Interest expense                       (79,936)       (119,214)       (110,011)        (403,345)            (902,157)
      Debt Relief                                  -               -               -                -              429,645
      Litigation expense                     400,000               -         400,000                -              400,000
      Loss on Claim Release                        -               -               -                -           (1,298,603)
      Realized (Loss) on sale of assets            -               -         (44,034)         (22,997)            (245,738)
      Unrealized (Loss) on investments             -         (25,380)         40,765         (137,550)                   -
                                        -------------   -------------   -------------    -------------   ------------------
Net Loss                                   $(483,013)      $(183,101)      $(536,833)      $ (861,257)        $ (4,085,323)
                                        =============   =============   =============    =============   ==================
Per Share Information
Loss per common share                     $    (0.03)        $ (0.01)        $ (0.04)         $ (0.06)
                                        =============   =============   =============    =============

Weighted average number
of shares outstanding                     15,232,421      15,075,768      15,232,421       14,955,551
                                        =============   =============   =============    =============


The accompanying notes are an integral part of these financial statements



                              SUNRIVER ENERGY, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             From October 22, 2002
                       (Inception) through January 31, 2009
                                   (Unaudited)

                                                                                                                Deficit
                                                             COMMON STOCK                 Additional          Accum. During
                                                                                           Paid-in            Development
                                                    # of Shares          Amount            Capital               Stage
                                                   ---------------    --------------   ----------------    ------------------

Balance - October 22, 2002                                      -               $ -                $ -                   $ -
Stock issued for cash                                       1,000                 1                 49                     -
Net Loss for Period                                             -                 -                  -                   (50)
                                                   -----------------------------------------------------------------------------
Balance - December 31, 2002                                 1,000                 1                 49                   (50)
                                                   -----------------------------------------------------------------------------
Net Loss for Year                                               -                 -                  -                     -
                                                   ---------------    --------------   ----------------    ------------------
Balance - December 31, 2003                                 1,000                 1                 49                   (50)
                                                   ---------------    --------------   ----------------    ------------------
Net Loss for Year                                               -                 -                  -                     -
                                                   ---------------    --------------   ----------------    ------------------
Balance - December 31, 2004                                 1,000                 1                 49                   (50)
                                                   ---------------    --------------   ----------------    ------------------
Issuance of shares for Merger                           9,033,333               903            436,763                     -
Merger accounting                                         484,500                48            (20,923)                    -
Value of subsidiary in excess
 of related party's basis                                       -                 -           (866,667)
Net Loss for Year                                               -                 -                  -              (350,050)
                                                   ---------------    --------------   ----------------    ------------------
Balance - April 30, 2006                                9,518,833               952           (450,778)             (350,100)
                                                   ---------------    --------------   ----------------    ------------------
Issuance of Stock for Cash                                795,000                80            397,420
     at $0.50 per share plus warrant at $0.75
Issuance of Stock for Debt                                242,935                24            149,976
     at $0.62 per share
Issuance of Stock for Marketable Securities               800,000                80            399,920
     at $0.50 per share
Issuance of Stock for Services                            309,000                31            154,469
     at $0.50 per share
Issuance of Stock for Lease acquisition                   880,000                88            439,912
Issuance of Stock for Cash                              2,200,000               220          1,099,780
Net Loss for Year                                                                                                   (661,339)
                                                   ---------------    --------------   ----------------    ------------------
Balance - April 30, 2007                               14,745,768             1,475          2,190,699            (1,011,439)
                                                   ---------------    --------------   ----------------    ------------------
Issuance of Stock for Services                            310,000                31            468,969                     -
      at $1.51 per share
Issuance of Stock for Interest                             20,000                 2             50,998                     -
      at $2.55 per share
Options issued                                                  -                 -             43,340                     -
Deferred Consulting Expense
Net Loss for Year                                               -                 -                  -            (2,537,051)
                                                   ---------------    --------------   ----------------    ------------------
Balance - April 30, 2008                               15,075,768             1,508          2,754,006            (3,548,490)
                                                   ---------------    --------------   ----------------    ------------------
Deferred Consulting Expense                                     -                 -                  -                     -
Exchange Options/Warrants for Stock                       156,653                15                (15)                    -
Net Loss for Period                                             -                 -                  -              (536,833)
                                                   ---------------    --------------   ----------------    ------------------
Balance - January 31, 2009                             15,232,421           $ 1,523         $2,753,991          $ (4,085,323)
                                                   ===============    ==============   ================    ==================

     The accompanying notes are an integral part of these financial statements

                                      F-3




                              SUNRIVER ENERGY, INC.
                          (A Development Stage Company)
        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) From October 22, 2002
                       (Inception) through January 31, 2009
                                   (Unaudited)
(continued)

                                                           Deferred              Total
                                                          Consulting         Stockholders'
Balance - October 22, 2002                                 Expense              Equity
Stock issued for cash                                 ---------------    ------------------
Net Loss for Period                                                                    (50)
                                                      ---------------    ------------------
Balance - December 31, 2002                                                              -
                                                      ---------------    ------------------
Net Loss for Year                                                                        -
                                                      ---------------    ------------------
Balance - December 31, 2003                                                              -
                                                      ---------------    ------------------
Net Loss for Year                                                                        -
                                                      ---------------    ------------------
Balance - December 31, 2004                                                              -
                                                      ---------------    ------------------
Issuance of shares for Merger                                                      437,666
Merger accounting                                                                  (20,875)
Value of subsidiary in excess
 of related party's basis                                                         (866,667)
Net Loss for Year                                                                 (350,050)
                                                      ---------------    ------------------
Balance - April 30, 2006                                                          (799,926)
                                                      ---------------    ------------------
Issuance of Stock for Cash                                                         397,500
     at $0.50 per share plus warrant at $0.75
Issuance of Stock for Debt                                                         150,000
     at $0.62 per share
Issuance of Stock for Marketable Securities                                        400,000
     at $0.50 per share
Issuance of Stock for Services                                                     154,500
     at $0.50 per share
Issuance of Stock for Lease acquisition                                            440,000
Issuance of Stock for Cash                                                       1,100,000
Net Loss for Year                                                                 (661,339)
                                                      ---------------    ------------------
Balance - April 30, 2007                                                         1,180,735
                                                      ---------------    ------------------
Issuance of Stock for Services                                     -               469,000
      at $1.51 per share
Issuance of Stock for Interest                                     -                51,000
      at $2.55 per share
Options issued                                                     -                43,340
Deferred Consulting Expense                                   (7,880)               (7,880)
Net Loss for Year                                                               (2,537,051)
                                                      ---------------    ------------------
Balance - April 30, 2008                                      (7,880)             (800,856)
                                                      ---------------    ------------------
Deferred Consulting Expense                                    7,880                 7,880
Exchange Options/Warrants for Stock                                -                     -
Net Loss for Period                                                -              (536,833)
                                                      ---------------    ------------------
Balance - January 31, 2009                                       $ -           $(1,329,809)
                                                      ===============    ==================

The accompanying notes are an integral part of these financial statements



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months                       October 22, 2002
                                                                           Ended January 31,                    (Inception) to
                                                                         2009              2008                 January 31, 2009
                                                                    ---------------    --------------      ------------------------
Cash Flows from Operating Activities
     Net Loss                                                           $ (536,833)       $ (861,257)          $ (4,085,323)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                          180               120                    420
         Unrealized loss on marketable securities                          (40,765)          137,550                      -
         Stock and options issued for services and interest                      -           218,340                602,840
         Amortization of consulting stock                                    7,880            80,340                115,000
      Change in operating assets and liabilities:
        (Increase) decrease in current assets                                    -           (32,728)                   200
        Increase in accounts payable and accrued expenses                  523,168           403,353              1,100,781
                                                                    ---------------    --------------      -----------------
Net Cash Used by Operating Activities                                      (46,370)          (54,282)            (2,266,082)
                                                                    ---------------    --------------      -----------------
Cash Flows from Investing Activities
      Increase in Fixed Assets                                                   -            (1,200)                (1,200)
      Increase in Other Assets                                            (398,037)         (549,047)              (585,515)
      Sale of marketable securities                                         52,600            98,200                 52,600
      Acquisition - net of cash acquired                                         -                 -               (813,001)
                                                                    ---------------    --------------      -----------------
Net Cash Used In Investing Activities                                     (345,437)         (452,047)            (1,347,116)

Cash Flows from Financing Activities
      Stock issued for cash                                                      -         1,100,000              1,444,750
      Stock issued for debt/assets                                               -                 -                990,000
      Proceeds (Payments on) from notes payable                            418,768          (891,350)             1,238,322
      Proceeds from and payments on notes payable - related party                -           282,500                      -
      Merger accounting                                                          -                 -                (20,875)
                                                                    ---------------    --------------      -----------------
Total Cash from Financing Activities                                       418,768           491,150              3,652,197
                                                                    ---------------    --------------      -----------------
Increase (Decrease) in Cash                                                 26,961           (15,179)                38,999

Cash and Cash Equivalents - Beginning of Period                             12,038            17,572                      -
                                                                    ---------------    --------------      -----------------
Cash and Cash Equivalents - End of Period                                 $ 38,999           $ 2,393               $ 38,999
                                                                    ===============    ==============      =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                            $ -               $ -               $ 13,739
                                                                    ===============    ==============      =================
     Cash paid for income taxes                                                $ -               $ -                    $ -
                                                                    ===============    ==============      =================
NON-CASH TRANSACTIONS
     Stock issued for debt                                                     $ -               $ -              $ 150,000
     Stock issued for marketable securities                                    $ -               $ -                400,000
     Stock issued for other assets                                             $ -         $ 230,000                440,000
     Stock issued for services                                                 $ -         $ 333,340                154,500
                                                                    ---------------    --------------      -----------------
                                                                               $ -               $ -            $ 1,144,500
                                                                    ===============    ==============      =================

The accompanying notes are an integral part of these financial statements


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                January 31, 2009

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

The Company is an independent energy company engaged in the exploration of North American unconventional natural gas properties and conventional oil and gas exploration. Its operations are principally energy prospects in the Rocky Mountain region including a coal bed methane prospect located in the Raton Basin in Northern New Mexico and the Company is seeking other opportunities.

On January 8, 2009, Mr. Wesley Whiting resigned as the Chief Executive Officer and Director of the Company. On January 8, 2009, Mr. Redgie Green, a director of the Company, was appointed the Chief Executive Officer of the Company.

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

Going Concern

The Company's financial statements for the quarter ended January 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $536,833 for the nine months ended January 31, 2009 and an accumulated deficit during the development stage of $4,085,323 as of January 31, 2009. At January 31, 2009, the Company's total current liabilities exceed total current assets by $2,300,103.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to capitalize the Company.

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

Marketable Securities

At January 31, 2009, the Company had liquidated all of its marketable securities. These securities are no longer carried on the books of the Company.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized gain on marketable securities of $ 40,765 during the nine months ended January 31, 2009 (an unrealized loss of $137,550 for the nine months ended January 31, 2008).

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $ 44,035 during the nine months ended January 31, 2009 (a realized loss of $22,997 for the nine months ended January 31, 2008).

Deferred Consulting Costs

In May 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into) The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the year ended April 30, 2008, $107,120 was expensed. During the nine months ended January 31, 2009, the remaining $7,880 was expensed.

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

On September 5, 2008, the Company announced that it had executed a Farmout Agreement with Myriad Resources, Inc. on approximately 17,000 acres of its northern New Mexico property. The Farmout provided a checkerboard pattern on about 14,000 acres and alternating half-mile wide strips on approximately 3,000 acres. The Farmout contemplates testing through the Pierre Shale and requires drilling on or before June 1, 2009 with additional wells each 120 days thereafter.


Note 3 - Notes Payable:

In February 2008, the Company issued an 18% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $373,540 providing for monthly payments of $50,000 per month, which the Company has not been able to pay, and on which the Company is in default. Company is in discussion on a workout of the debt. At January 31, 2009, the note has a principal balance of $373,540 and accrued interest of $46,605.

In January 2008, the Company issued a 7.5% unsecured corporate promissory note in exchange for $175,000 to support operations. The note has a due date of January 31, 2009 which the Company has extended. At January 31, 2009, the note has an outstanding principal balance of $175,000 and accrued interest of $10,279.

In December 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $75,000 to support operations. The note had a due date of December 31, 2008, which has been extended. At January 31, 2009, the note has an outstanding principal balance of $75,000 and accrued interest of $3,378.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $40,627 to support operations. The note has a due on demand. At January 31, 2009, the note has an outstanding principal balance of $40,627 and accrued interest of $2,321.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855 consolidating prior obligations is relating to original acquisition. The note is due on March 31, 2009. At January 31, 2009, the note has an outstanding principal balance of $211,855 and accrued interest of $24,508.

In April 2006, in exchange for $150,000, the Company issued a 6% secured corporate promissory note. The note is secured by certain leases in Wyoming held by the Company. During the year ended April 30, 2007, the Company repaid
$119,363 of the outstanding balance. At January 31, 2009, the note has an outstanding principal balance of $30,637 and accrued interest of $3,424. It is on demand.

On April 10, 2006, the Company issued a 6% corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. At January 31, 2009, the notes had an unpaid principal balance of $438,290. The new promissory notes have an annual interest rate of 7.5% and the due date has been extended. At January 31, 2009, the notes have an outstanding accrued interest of $35,034.

Note Payable - LPC Investments, LLC

On October 24, 2008, the Company received notice from LPC Investment, LLC ("LPC") of a demand of payment in connection with $74,600 in a promissory note held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. At this time, the Company has not made payment on the promissory note.

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the election of LPC to make a conversion of 2,200,000 shares of the Company's common stock into a preferred note. For the alleged conversion right LPC Investments is seeking payment of the amount of $1,417,000, interest and attorney fees. At this time, the Company has filed a response to the complaint, and intends to defend itself against the claims.

Note 4 -Stockholders' Deficit:

Preferred Stock

At a Special Meeting of the Shareholders of the Company on June 23, 2008, the shareholders voted to authorized the creation of 25,000,000 shares of Preferred Stock with a par value of $0.0001, to be issued in such classes or series and with such rights, designations, privileges and preferences as to be determined by the Company's Board of Directors at the time of the issuance of any preferred shares. No shares have been issued at this time, nor have any classes been established.

Common Stock

During the nine months ended January 31, 2009, the Company issued 156,563 shares of common stock in exchange for 507,500 warrants and options that were outstanding. This was accounted for as solely a capital transaction between common stock and additional paid-in capital.

Options

During the nine months ended January 31, 2009, the Company did not grant any options.

During the nine months ended January 31, 2008, the Company issued options exercisable for 60,000 shares of the Company's common stock. The options were granted to a third party at an exercise prices ranging from $0.70 to $2.25 per share. The fair value of the options at the date of grant was $43,340, using the Black-Scholes Method, and was recorded as compensation expense. During the nine months ended January 31, 2009, the Company cancelled the options exercisable for 60,000 shares.

A summary of stock option activity for the nine months ended January 31, 2009 is presented below:


                                                                               Weighted Average
                                             Shares Under       Weighted          Remaining
                                                Option          Average        Contractual Life       Aggregate
                                                             Exercise Price                        Intrinsic Value

Outstanding at April 30, 2008                       60,000        $     1.00          1.93 years           $      -
  Granted                                                -                 -                   -                  -
  Exercised                                              -                 -                   -                  -
  Cancelled                                      (60,0000)              1.00                   -
  Expired
Outstanding at January 31, 2009                         -         $        -                   -           $      -
                                            =================     ==========       =================       ========
                                                        -         $        -                   -           $      -
                                            =================     ==========       =================       ========


Note 5.  Commitments and Contingencies

LITIGATION:

LPC Investment, LLC:

The Company is a defendant in a suit in the Jefferson County District Court (the "District Court") filed by LPC Investment, LLC ("LPC Investment"). In addition, to suit for $74,600 plus interest owed under a promissory note, LPC Investment alleges a breach of contract against the Company in connection with the election of LPC Investment to make conversion of 2,200,000 shares of the Company's common stock into a preferred note. For the alleged conversion right LPC Investment is seeking payment of the amount of $1,417,000, interest and attorney fees. The Company intends to vigorously defend itself against the claim. At this time, the Company has filed a response to the complaint.

If management believes that a loss arising from these matters is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management does not believe that a loss from the matters described above is probable, but it has reserved an amount of $400,000 against a potential adverse decision in the litigation. However, litigation is subject to inherent uncertainties, and an unfavorable ruling could result in a material adverse impact on the financial position and results of operations of the period in which the outcome is determined.

Note 6.  Subsequent Events.

Litigation

Two vendors filed suit against the Company in Small Claims Court for $7,500 and $3,471 in outstanding fees owed for services performed.


The Company has previously accounted for both amounts in its outstanding accounts payable.

Payment of Debt

On February 26, 2009, the Company issued 400,000 shares of its restricted common stock for the conversion of $100,000 of an outstanding promissory note. The shares were issued at $0.25 per share per the conversion terms in the promissory note.

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

OVERVIEW

The Company had no revenues during the nine months ended January 31, 2009. The Company has minimal capital and minimal cash.

During the year ended April 30, 2008, the Company drilled 3 coal bed methane wells in the Raton Basin in northern New Mexico, Meyers #1, #2 and #3. All three wells have shown multiple coal zones in logs, which will be completed to seek methane gas. Meyers #3 has a lost circulation problem not correctly resolved in the cement job.

Over the next six months, the Company intends to frac the Myers #1 and #2 in order to test production thereafter. The Company has perforated multiple zones and intends to frac these zones.

The Company intends to operate all of our prospects in the Raton Basin and hold working interest of 100% on an 80% NRI on our leases, except that the Company has a 25% working interest in the Sun River #1, LLC, a drilling syndication for the Myers #1 and #2 wells, which was assembled in early 2007.

On September 4, 2008, the Company entered into a Farmout Agreement with a third party, Myriad Resources Corporation ("Myriad"). Under the Farmout Agreement, Myriad has a right to develop and explore approximately 17,000 acres of our acreage in the Raton Basin for oil, gas and methane production. If Myriad drills and completes any wells of commercial production, under the terms of the farmout, they shall be transferred 100% certain interest in and to the oil and gas produced from wells drilled, subject to a 10% non-convertible overriding royalty interest reserved by the Company, and rights to continue to earn acreage by drilling.

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

On January 8, 2009, Mr. Wesley Whiting resigned as the Chief Executive Officer and Director of the Company. On January 8, 2009, Mr. Redgie Green, a director of the Company, was appointed the Chief Executive Officer of the Company.

In addition, the United States is experiencing severe instability in the commercial and investment banking systems and the energy industry is suffering from low energy prices, which these factors are likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial and adverse.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended January 31, 2009 compared to the Three Months Ended January 31, 2008.

During the three months ended January 31, 2009 and 2008, the Company did not recognize any revenues from its operating activities.

During the three months ended January 31, 2009, operating expenses were $4,421 compared to $38,531 during the three months ended October 31, 2007. The $34,110 decrease in a result of the $36,400 decrease in consulting expenses and a decrease of $1,278 in office expenses and a decrease of $1,116 compared to the prior year.

The Company recognized interest expense of $79,936 during the three months ended January 31, 2009 compared to $119,214 for the same period in 2008.

During the three months ended January 31, 2009, the Company recognized a net loss of $483,013, compared to a net loss of $183,101 for the comparable three months in 2008. The increase of $299,912 was due to the $36,400 decrease in operating expenses combined with the $39,278 decrease in interest expense discussed above offset by a $400,000 increase in litigation expense. There was also an unrealized loss of $25,380 in 2008.

Results of Operations for the Nine Months Ended January 31, 2009 compared to the Nine Months Ended January 31, 2008.

During the nine months ended January 31, 2009 and 2008, the Company did not recognize any revenues from its operating activities.

During the nine months ended January 31, 2009, operating expenses were $24,900 compared to $297,420 during the nine months ended January 31, 2009. The $272,520 decrease in a result of the $262,700 decrease in consulting expenses and a decrease of $13,749 in office expenses compared to the prior year.

The Company recognized interest expense of $110,011 during the nine months ended January 31, 2009 compared to $403,345 for the same period in 2008.

During the nine months ended January 31, 2009, the Company recognized a net loss of $536,833, compared to a net loss of $861,257 for the comparable nine months in 2008. The decrease of $324,424 was due to the $272,500 decrease in operating expenses combined with the $293,334 decrease in interest expense discussed above. There was also an unrealized gain of $40,765 for the nine months ended January 31, 2009 opposed to an unrealized loss of $137,550 for the same nine month period in 2008. There was also a realized loss of $44,034 in the nine months ended January 31, 2009 compared to a realized loss of $22,997 in the nine months ended January 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended January 31, 2009, the Company used cash of $46,370 in its operating activities. The Company had cash and cash equivalents of $38,999 at January 31, 2009. The Company used $345,457 in investing activities during the nine months ended January 31, 2009. The Company received funds in the amount of $418,768 from financing activities during the nine months ended January 31, 2009. During the nine months ended January 31, 2009 the Company had a net increase in cash of $26,961.

During the nine months ended January 31, 20008, the Company used cash of $54,282 from its operating activities. The Company had a cash balance of $2,393 at January 31, 2008. The Company used $452,047 in its investing activities for the nine months ended January 31, 2008. The Company received $1,100,000 from sale of its common stock and used $891,350 to retire debt as part of its financing activities during the nine months ended January 31, 2008

As of January 31, 2009, the Company had sold all of the marketable securities. These securities were carried at an estimated fair value of $11,835 at April 30, 2008 based on quoted market prices. During the three months ended July 31, 2008, the Company sold 57,400 shares and received funds of $8,565, which it used to support operations.

During the nine months ended January 31, 2009, the Company issued 156,563 shares of common stock in exchange for cancellation 507,500 warrants and options that were outstanding. This was accounted for as solely a capital transaction between common stock and additional paid-in capital.

On October 24, 2008, the Company received notice from LPC Investment, LLC ("LPC") of a demand of payment in connection with $74,600 in an unsecured promissory note held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. On December 12, 2008, LPC filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit also alleges a breach of contract against the Company in connection with the promissory note and seeks conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments is seeking not only payment of $1,417,000 plus interest and attorney fees. At this time, the Company has filed a response to the complaint, and intends to defend itself against the claims. The Company has reserved an amount of $400,000 against a potential adverse decision in the litigation.

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

ITEM 4T. CONTROLS AND PROCEDURES

The information in this Item 4T of this Quarterly Report on Form 10-Q is furnished pursuant to Item 308T of Regulation of S-K and shall be deemed "filed" for all purposes, including for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of the Section. The information in this Quarterly Report on Form 10-Q shall be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act by this reference.


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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended January 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

On October 24, 2008, the Company received notice from LPC Investment, LLC ("LPC") of a demand of payment in connection with $74,600 in a promissory note held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. At this time, the Company has not made payment on the promissory note

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the election of LPC to make a conversion of 2,200,000 shares of the Company's common stock into a preferred note. For the alleged conversion right LPC Investments is seeking not only payment of the amount of $1,417,000 interest and attorney fees. At this time, the Company has filed a response to the complaint, and intends to defend itself against the claims.

Two vendors filed suit against the Company in Small Claims Court for $7,500 and $3,471 in outstanding fees owed for services performed.

On February 12, 2009, Dash Hot Services, Inc. filed suit against the Company in the Jefferson County Small Claims Court for $3,471 in outstanding fees owed for services performed.

The Company has previously accounted for both amounts in its outstanding accounts payable.


ITEM 2.  CHANGES IN SECURITIES

The Company did not make any unregistered sales of its securities from November 1, 2008 through January 31, 2009.

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





                             SUN RIVER ENERGY, INC.
                                  (Registrant)



Dated:   March 23, 2009      By: /s/Redgie Green
                             -------------------
                                    Redgie Green, President & Chief
                                    Accounting Officer