Form 10-K
period 2009-04-30
SUN RIVER ENERGY, INC
filed 2009-08-13
CIK 1066551

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K
                                    ---------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended April 30, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-27485



                             SUN RIVER ENERGY, INC.
                             ----------------------

             (Exact name of registrant as specified in its charter)



            Colorado                                 84-1491159
----------------------------------             -----------------------
 State or other jurisdiction of                 I.R.S. Employer
  incorporation or organization                 Identification No.


                    7609 Ralston Road, Arvada, CO 80002
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)



           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                       Name of each exchange
                                                      on which registered
----------------------------------                  ------------------------
         Not Applicable                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer[___]          Accelerated filer                  [___]
-------------------------------------------------------------------------------
Non-accelerated filer  [___]          Smaller reporting company          [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant does not have an aggregate market value, since the common stock of the registrant does not trade on any market, at the time of this filing.

There were 17,321,141 shares outstanding of the registrant's Common Stock as of August 10, 2009.





                             SUN RIVER ENERGY, INC.
                          2009 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
                                                                                                       Page
                                     PART I

ITEM 1                   Business                                                                         1
ITEM 1 A.                Risk Factors                                                                     12
ITEM 1 B.                Unresolved Staff Comments                                                        21
ITEM 2                   Properties                                                                       21
ITEM 3                   Legal Proceedings                                                                22
ITEM 4                   Submission of Matters to a Vote of Security Holders                              23

                                     PART II

ITEM 5                   Market for Registrant's Common Equity, Related Stockholder Matters and
                         Issuer Purchses of Equity Securities                                             23
ITEM 6                   Selected Financial Data                                                          26
ITEM 7                   Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                       26
ITEM 7 A.                Quantitative and Qualitative Disclosures About Market Risk                       30
ITEM 8                   Financial Statements and Supplementary Data                                      31
ITEM 9                   Changes in and Disagreements with Accountants on Accounting and Financial
                         Disclosure                                                                       31
ITEM 9 A.                Controls and Procedures                                                          31
ITEM 9 A(T).             Controls and Procedures                                                          31
ITEM 9B                  Other Information                                                                33

                                   PART III

ITEM 10                  Directors, Executive Officers, and Corporate Governance                          33
ITEM 11                  Executive Compensation                                                           36
ITEM 12                  Security Ownership of Certain Beneficial Owners and Management and Related
                         Stockholder Matters                                                              38
ITEM 13                  Certain Relationships and Related Transactions, and Director Independence        39
ITEM 14                  Principal Accounting Fees and Services

                                     PART IV

ITEM 15                  Exhibits, Financial Statement Schedules                                          40
SIGNATURES                                                                                                42


Note about Forward-Looking Statements

This Form 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

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

As part of the acquisition, we acquired 120,000 acres of a mixture of fee oil and gas mineral interest, some coal bed methane fee interest and approximately 30,000 acres, of other fee mineral rights and 4,000 gross acres of leases that we have now begun to explore for methane.

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

In January 2009, Mr. Wesley Whiting, the President and a Director of the Company resigned from both positions with the Company. Mr. Redgie Green, an existing Director of the Company, was appointed President at that time.

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

We hope to produce methane from Vermejo coal beds. Total net Vermejo coal thicknesses can locally approach up to 20 feet in various individual seams, which seem may vary in thickness from one to 10 feet.

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

Our acreage in New Mexico primarily appears to have, cetaceous-aged laminated shale. It is to have depths of 1,300 to 1,700 feet deep with a gross overall thickness of 5400 to 2,000 feet. We intend to test the Pierre shale and Niobrara, if present in the area, and perhaps Dakota horizons.

The two major producing companies in the Raton Basin are Pioneer National Resources (on the Colorado side) and El Paso Corporation (on the New Mexico side). In the last tow years, Pioneer National Resources has announced trillions of cubic feet of gas reserves, based on the 5 wells that they have sunk in the Raton Basin.

The Company intends to perform vertical drilling in the shale perhaps up to depths of 5,000 feet and then to instigate horizontal testing using, coiled tubing technology to assess the upside. This procedure may allow the Company to identify the productive shale. No funds have been raised or allocated for drilling as of date hereof.

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

Major Customers

At this time, since the Company is not in production, it does not have any customers..

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

ITEM 1 A.  RISK FACTORS
-----------------------

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

If the Company's future revenues were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if it could not obtain capital through its credit facilities or otherwise, our ability to execute its development plans, replace its reserves or maintain its production levels could be greatly limited. Our current development plans will require us to make large capital expenditures for the exploration and development of its oil and natural gas properties.

Historically, the Company has funded its capital expenditures through a combination of funds generated the issuance of equity, and short-term financing arrangements. Additional financing may not be available to the Company on acceptable terms. Future cash flows and the availability of financing will be subject to a number of variables, such as:

         o    the success of the Company's prospects in the Raton Basin;

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

The Company's future drilling activities may not be successful, and our management cannot be sure that our overall drilling success rate or the Company's drilling success rate for activity within a particular area will not decline. In addition, the wells that we drill may not recover all or any portion of the Company's capital investment in the wells, infrastructure or the underlying leaseholds. We are currently in the early stages of evaluating our acreage in northern New Mexico for development and we can offer no assurance that the development of any projects will occur as scheduled or that actual results will be in line with any initial estimates. Unsuccessful drilling activities could negatively affect our results of operations and financial condition. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including: o unexpected drilling conditions;

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

As part of our growth strategy, we may make additional acquisitions of businesses and properties. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable, and acquisitions pose substantial risks to our business, financial condition and results of operations. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources to acquire attractive companies and properties. Even if future acquisitions are completed, the following are some of the risks associated with acquisitions:

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

We have limited protection for its technology and depend on technology owned by others.

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

Dependence upon Management; Limited Participation of Management.

The Company currently has only four individuals who are serving as its officer and directors. We will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business decisions by us, they should critically assess the information concerning our officers and directors.

Lack of Continuity in Management.

The Company does not have an employment agreement with its officer and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

Indemnification of Officers and Directors.

Colorado Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

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

Leveraged Transactions.

Acquisitions of assets by the Company maybe leveraged, i.e., we may finance the acquisition of the assets by borrowing against the assets of the business, or against the projected future revenues or profits of the assets. If done, this could increase our exposure to larger losses. Assets acquired through a leveraged transaction are profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any assets acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

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

Volatility of Stock Price.

There is a limited recent history relating to the market price of our stock, but what exists indicates the market price is highly volatile and it is very thinly traded. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

Office and Operations Facilities

The Company leases no corporate office space at this time, using offices of its consultants as needed.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

         (a) Real Estate.                   None.

         (b) Title to properties.

         The Company owns fee title to various minerals on 150,000 gross acres approximately in Colfax County, New Mexico subject to a 10% royalty interest. These interests constitute oil, gas and coalbed methane on 120,000 acres, approximately, and 50% of oil and gas rights on approximately 22,000 acres and 20,000 acres approximately of other miscellaneous mineral rights.

         (c) Oil and Gas Leases and Interests





 At April 30, 2009, the Company held undeveloped acreage as set forth below:


                           Developed Acres                 Undeveloped Acres                    Total Acres
     Location           Gross            Net             Gross             Net            Gross             Net
     --------           -----            ---             -----             ---            -----             ---

Colfax  Co.
New Mexico                0               0              4,400            3,280           4,400            3,280

Colfax  Co.
New Mexico                0               0             120,000          108,000         120,000          108,000

Colfax  Co.
New Mexico                0               0             22,000           11,000           22,000          10,000

Colfax   Co.              0               0             10,000            9,000           10,000           9,000
New Mexico

Wyoming                   0               0              2,560            2,137           2,560            2,137

                    --------------- --------------- ---------------- ---------------- --------------- ----------------
Total                     0               0             158,960          132,417         158,960          132,417

Historical Oil or Gas Production for Company

                                 2009                             2008                             2007
                                 ----                             ----                             ----
                     Natural Gas          Oil          Natural Gas         Oil          Natural Gas         Oil
Location                (MMcf)          (Mbbl)           (MMcf)           (Mbbl)          (MMcf)           (Mbbl)
--------                ------          ------           ------           ------          ------           ------

New Mexico                0                0                0               0                0               0
Wyoming                   0                0                0               0                0               0

                    --------------- ---------------- ---------------- --------------- ---------------- ---------------
Total                     0                0                0               0                0               0

Productive Wells

During the year ended April 30, 2009, the Company did not have any gross or net producing wells.

(d) Patents.  None

ITEM 3. LEGAL PROCEEDINGS
-------------------------

On October 24, 2008, the Company received notice from LPC Investment, LLC ("LPC") of a demand of payment in connection with $74,600 in an unsecured promissory notes held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. LPC filed a lawsuit against the Company in December 2008, seeking payment and alleging he was entitled to damages in excess of$1,400,000. LPC has moved to dismiss its lawsuit in July 2009, and it is expected to be dismissed about mid to late August 2009

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

During the year end April 30, 2009, the Company did not submit any matters for approval to its shareholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER  MATTERS
--------------------------------------------------------------------------------
AND ISSUER PURCHASES OF EQUITY SECURITIES.
-----------------------------------------

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


                2009                        HIGH              LOW
                ----                        ----              ---
April 30, 2009                             $1.65             $1.58
January 31, 2009                            0.65              0.65
October 31, 2008                            0.495             0.495
July 31, 2008                               0.20              0.20

                2008                        HIGH              LOW
                ----                        ----              ---
April 30, 2008                             $0.30             $0.29
January 31, 2008                            0.39              0.39
October 31, 2007                            0.60              0.60
July 31, 2007                               1.59              1.59

At April 30, 2009, there were 88 holders of record of the Company's common stock. A significant number of the shares are held in street name and, as such, the Company believes that the actual number of beneficial owners is higher.

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





UNREGISTERED SALES OF EQUITY

The Company made the following unregistered sales of its securities from May 1, 2008 to April 30, 2009



     DATE OF SALE      TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION                          CLASS OF PURCHASER
     ------------      -------------------    -------------       -------------                          ------------------

       4/30/09              Warrants             350,000      Services                                              Director
       2/28/09              Warrants              20,000      Consulting Agreement                             Business Associate
       3/31/09              Warrants              20,000      Consulting Agreement                             Business Associate
       4/30/09              Warrants              20,000      Consulting Agreement                             Business Associate
       4/30/09              Warrants             350,000      Services                                              Director
       4/30/09              Warrants             350,000      Services                                              Director
       4/30/09              Warrants             350,000      Services                                              Director
        8/6/08            Common Stock            50,000      Services                                              Director
        8/6/08            Common Stock            50,000      Services                                              Director
        8/6/08            Common Stock            50,000      Services                                              Director
        8/6/08            Common Stock            50,000      Services                                              Director
        8/6/08            Common Stock            50,000      Services                                              Director
        8/6/08            Common Stock            25,000      Services                                         Business Associate
       8/15/08            Common Stock            75,000      Services                                         Business Associate
       8/15/08            Common Stock            75,000      Services                                         Business Associate
       8/15/08            Common Stock            33,330      Settlement of Warrants                           Business Associate
       8/15/08            Common Stock            9,997       Settlement of Warrants                           Business Associate
       8/15/09            Common Stock            19,998      Settlement of Options                            Business Associate
       8/15/08            Common Stock            1,667       Settlement of Warrant                            Business Associate
       8/15/08            Common Stock            6,666       Settlement of Warrant                            Business Associate
       8/15/08            Common Stock            1,667       Settlement of Warrant                            Business Associate
       8/15/08            Common Stock            18,750      Settlement of Warrant                            Business Associate
       8/15/08            Common Stock            2,500       Settlement of Warrant                            Business Associate
       8/15/08            Common Stock            24,998      Settlement of Warrant                            Business Associate
       8/15/08            Common Stock            8,333       Settlement of Warrant                            Business Associate
       8/15/08            Common Stock            18,750      Settlement of Warrant                            Business Associate
       8/15/08            Common Stock            6,666       Settlement of Warrant                            Business Associate
       8/15/08            Common Stock            3,333       Settlement of Warrant                            Business Associate
       9/25/08            Common Stock           100,000      Extension/Forebearance of Promissory Note             Creditor
       2/12/09            Common Stock           400,000      Conversion of $100K Note                         Business Associate
        4/8/09            Common Stock           100,000      Conversion of $25K Note                          Business Associate
       4/22/09            Common Stock            20,000      Consulting Fee                                   Business Associate
       4/22/09            Common Stock            20,000      Consulting Fee                                   Business Associate
       4/22/09            Common Stock            20,000      Consulting Fee                                   Business Associate


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

ITEM  6.  SELECTED FINANCIAL DATA
---------------------------------

Not Applicable

ITEM 7.   FINANCIAL STATEMENTS.
-------------------------------

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Annual Report on Form 10-K for the year ended April 30, 2009 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. ("Sun River," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files, from time to time, with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

Plan Of Operations
------------------

We had no revenues during the years ended April 30, 2009 and 2008. We have minimal capital and minimal cash.


During the years ended April 30 2009 and, 2008, our operations were focused exploring a coal bed methane prospect located in the Raton Basin in Northern New Mexico. During the year ended April 30, 2008, we drilled 3 coal bed methane wells in the Raton Basin, Myers #1, #2 and #3. All three wells have shown multiple coal zones, which will be completed to seek methane gas.

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

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Results Of  Operations - Year Ended April 30, 2009  Compared To Year Ended April
--------------------------------------------------------------------------------
30, 2009
--------

During the year ended April 30, 2009 and 2008, the Company did not recognize any revenues from its operating activities.

During the year ended April 30, 2009, operating losses were $2,655,423 compared to $975,667 during the year ended April 30, 2007. The $1,679,756 increase is due to a $1,822,330 increase in consulting expenses, an $112,500 increase in director fees and a $400,000 increase in litigations expenses offset by a $632,230 decrease in lease expenses.

The Company recognized interest expense of $170,030 during the year ended April 30, 2009 compared to $512,874 during the year ended April 30, 2008. Interest expenses decreased by $342,844 due to settlement of outstanding debt during the year ended April 30, 2009.

During the year ended April 30, 2009, the Company recognized a net loss of $2,827,376, compared to a net loss of $2,537,051 for the year ended April 30, 2008. The increase of $290,325 was due the $1,679,756 increase in operational expenses offset by the $342,844 decrease in interest expense combined with the recorded a loss for the year ended April 30, 2008 of $1,298,603 and income of $429,645 in connection with the release of the debt, as discussed above.

Liquidity and Capital Resources
-------------------------------

At April 30, 2009, the Company had cash of $38,851, total current assets of $38,851 consisting solely of cash on hand. At April 30, 2009, the Company had current liabilities of $2,277,743, consisting of accounts payable of $320,859, accrued interest payable of $168,866, accrued litigation expense of $400,000, drilling bonds payable of $37,508 and notes payable of $1,350,780. At April 30, 2009, the Company has a working capital deficit of $2,238,892.

During the year ended April 30, 2009, the Company used cash of $205,580 in its operating activities. During the year end April 30, 2009, net losses of $2,827,376 were adjusted for $420 in depreciation, $40,756 in unrealized losses on marketable securities, $2,252,310 in expenses for stock and warrants issued for services.

During the year ended April 30, 2008, the Company used cash of $521,671 in its operating activities. During the year ended April 30, 2008, net losses of $2,537,051 were adjusted for $240 in depreciation, $12,035 in unrealized losses on marketable securities, $448,340 in consulting expense for stock and options issued and $107,120 in amortization of stock issued for consulting services.

The Company used funds of $423,833 in its investment activities. We expended $423,833 in connection with wells in process. The Company was used funds of $6,851,322 from investing activities during the year ended April 30, 2008. We expended $188,678 on assets and recognized $7,040,000 from the return of leases as part of a Release of Claim, described above.

During the year ended April 30, 2009, the Company received $656,226 from its financing activities. The Company used $6,335,185 in its financing activities during the year ended April 30, 2008.

The Company during the year ended April 30, 2008, received $1,100,000 from the payment of a subscription receivable. In exchange for the receivable, the Company issued 2,200,000 of its common shares at the time of the issuance of the receivable in April 2007. The Company used these funds to make a payment on $6,600,000 note payable owed to Nova Leasing, LLC.

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock. During the year ended April 30, 2009, the Company issued 60,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $57,000.

During the year ended April 30, 2009, the Company issued 500,000 shares of the Company's common stock in connection with the conversion of $125,000 of the principal of a $125,000 unsecured corporate promissory note.

During the year ended April 30, 2009, the Company issued 100,000 shares of its common stock as forbearance on a $373,540 unsecured corporate promissory note held by a vendor.

During the year ended April 30, 2009, the Company issued 156,563 shares of common stock in exchange for 507,500 warrants and options that were outstanding. This was accounted for as solely a capital transaction between common stock and additional paid-in capital.

During the year ended April 30, 2009, the Company issued a total of 250,000 shares of its common stock to its directors for services. The Company recognized an $112,500 expense in relation to the issuance.

During the year ended April 30, 2009, the Company issued 150,000 shares of its common stock to a third party for consulting services of $52,500. The value of the shares was based on a closing market price of $0.35 per share.

During the year ended April 30, 2009, officers and directors of the Company were issued warrants exercisable for 1,400,000 shares of the Company's restricted common stock. The warrants have a term of 3 years, an exercise price of $1.65 and provide for a cashless exercise. Using the Black-Scholes valuation method, the Company recognized an expense of $1,960,000 in connection with the warrants.

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock. During the year ended April 30, 2009, the Company issued 60,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $57,000 in connection with the issuance of the common stock. During the year ended April 30, 2009, warrants exercisable for 60,000 shares were issued by the Company. The warrants have a term of 2 years, exercises prices based on closing market price on the last day of the month of issuance and provide for a cashless exercise.

During the year ended April 30, 2009, the warrants exercisable for 60,000 shares had exercise prices ranging from $0.54 to $1.65 per share. The fair value of the options at the date of grant was $36,060 and was recorded as compensation expense.

The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Capital Resources

The Company has only common stock as its capital resource.

Garner Investments has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

The Company does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Once exploration commences, its needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover the Company's expenses as they may be incurred.

In addition, the United States and the global business community has experienced severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Sun River Energy operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company's cash holdings do not generate interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited consolidated financial statements and the related notes are set forth at pages F-1 through F-17 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

During the year ended April 30, 2008 and the period of May 1, 2008 through October 27, 2008, we had no disagreements with our Independent Registered Public Accounting Firm, Jaspers + Hall, P.C.

However, on October 28, 2008, the Company was notified that Jaspers + Hall, P.C. ability to audit registered companies was revoked by the Public Company Accounting Oversight Board ("PCAOB"). Therefore, on October 28, 2008, the
Jaspers + Hall, P.C. were dismissed as the Company's Independent Registered Public Accounting Firm.

On November 13, 2008, the Board of the Company approved the engagement of new auditors, Larry O'Donnell, CPA, PC, of Denver, Colorado to be the Company's independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

ITEM 9 A. CONTROLS AND PROCEDURES
---------------------------------

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of April 30, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Garner Investment's management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended April 30, 2009. The Company believes that internal control over financial reporting is effective. The Company has not identified any current material weaknesses considering the nature and extent of its current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                     PART II

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
--------------------------------------------------------------------------------
GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------------------

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

Name                       Position                                Term
------                     --------                                ----

Redgie T. Green         President and Director                    Annual

Stephen W. Weathers     Director                                  Annual

Thomas Anderson         Director                                  Annual

David Surgnier          Director                                  Annual

* Wesley Whiting resigned as President and Director of the Company on January 8, 2009. At that time, Mr. Redgie T. Green was appointed as the President of the Company.

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

DIRECTORS AND EXECUTIVE OFFICERS

REDGIE T. GREEN, age 56, Mr. Green has served as the President and Director of the Company, since January of 2009. He has served as a director of the Company since 1998. Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He recently served as a director for Mountains West Exploration, Inc. in 2005. He is a Director of Concord Ventures, Inc. (2006) and Aspeon, Inc. (2006) and has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006.

STEPHEN W. WEATHERS, age 47, Director, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-2002). Mr. Weathers also serves as a director of Sun River Mining, Inc.. Mr. Weathers has served as director of the Company since 2002.

THOMAS ANDERSON, age 41, Director, presently works as a Senior Environmental Scientist for the Energy and Environmental Engineering Division of Apogen Technologies in Los Alamos, New Mexico. He earned his B.S. in Geology from Denison University and his M.S. in Environmental Science and Engineering from Colorado School of Mines. Mr. Anderson has worked for past 16 years in the environmental consulting field, providing environmental compliance, characterization and remediation services to Department of Energy, Department of Defense, and industrial clients. He formerly worked as a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to December 2004. From March 2000 to November 2000, he was employed as a hydrologist at Stone & Webster Engineering, Inc. From July 1998 to March 2000, he was employed by advanced Integrated Management Services as an Environmental Scientist/Engineer. From 1997 to 1998, he was a graduate research assistant at Colorado School of Mines in the Environmental Science and Engineering Program. Mr. Anderson has served as a director of the Company since 2002.

DAVID SURGNIER, age 58, Director, earned his B.S. in Mathematics in 1971 from the University of Oklahoma, his B.S. in Petroleum Engineering in 1972 from the University of Oklahoma, and his M.S. in Petroleum Engineering in 1984 from the University of Texas. Mr. Surgnier currently serves as President/Engineer for Delta Gas Corporation and Delta Environmental since 1992. From 1986 to 1992 he was the Rocky Mountain Regional Manager for Completion Technology International of Denver, Colorado. Mr. Surgnier was the Manager of Special Projects for Texas Iron Works of Houston, Texas from 1980-1986. Mr. Surgnier was the Drilling and Production Engineer from 1972-1980 for Atlantic Richfield Oil Company located in Houston, Texas and ARCO Alaska. Mr. Surgnier has 33 years experience as a Petroleum Engineer, Project and Regional Manager, Technical writer and presenter. Developer, Inventor and co-Inventor of Patented and Proprietary equipment and products, for the Petroleum and Environmental Industry. He has operated and managed projects onshore and offshore in North & South America, North Slope of Alaska, Cook Inlet of Alaska and the Middle East. He has also
drilled  and  completed  domestic  water  supply  wells  for  individuals,   the
Chickasaw, Choctaw and Seminole Nations, and U.S. Public Health Services. Oilfield water supply wells for Cities Service Co., Framers Energy Corporation, Botcher Gas Company, Cameron Oil Company and Phillips Petroleum Corporation. Municipal Water Supply Wells for the Cities of Stewart, McAlister, Stonewall Ada and Tribbey, Oklahoma. He has been Environmental Consultant to Environmental Resource Management, Biotreatment, Inc., Aarow Environmental, Inc., Argonne National Laboratory and the University of Chicago. Mr. Surgnier has served as a director of the Company since 2002.

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





ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

                           Summary Compensation Table

The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of the Company to its Chief Executive Officer and certain other executive officers for the years ended April 30, 2009, 2008 and 2007.

                      SUMMARY EXECUTIVES COMPENSATION TABLE

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
                                                                          Non-equity     Non-qualified
                                                                           incentive        deferred
                                                   Stock      Option         plan         compensation      All other
                                Salary     Bonus    awards     awards    compensation       earnings      compensation     Total
   Name & Position      Year      ($)       ($)       ($)        ($)          ($)             ($)              ($)          ($)
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
Wesley F. Whiting,      2009       0         0         0          0            0               0           11,250 (3)     11,250
President & Director    2008       0         0         0          0            0               0                0            0
(1)                     2007       0         0         0          0            0               0                0            0
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
Redgie T. Green,        2009       0         0         0          0            0               0           501,250 (4)    501,250
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

          (1) Mr. Whiting resigned as the President of the Company in January 2009.

          (2) Mr. Green was appointed the President of the Company in January 2009.

          (3) During the year ended April 30, 2009, Mr. Whiting was issued 25,000 shares of the Company's restricted common stock valued at $11,250 based on a closing market price of $0.45 per share on the date of issuance. The shares were issued for services as a director.

          (4) During the year ended April 30, 2009, Mr. Green was issued 25,000 shares of the Company's restricted common stock valued at $11,250 based on a closing market price of $0.45 per share on the date of the issuance. The shares were issued for services as a director.

               During the year ended April 30, 21009, the Company issued Mr. Green a warrant exercisable for 350,000 shares of the Company's restricted common stock. The Warrant has a term 3 years and on exercise price of $1.65 per share and provides for a cashless exercise. Using the Black-Scholes method of valuation the warrant has a value of $490,000.





                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President for the fiscal year ended April 30, 2009 (the
"Named Executive Officers"):

------------ ------------------------------------------------------------ --------------------------------------------
                                   Warrant Awards                                        Stock awards
------------ ------------------------------------------------------------ --------------------------------------------
                                                                                                            Equity
                                                                                                            incentive
                                       Equity                                                               plan
                                       incentive                                                Equity      awards:
                                       plan                                                     incentive   Market
                                       awards:                                                  plan        or
              Number of    Number of   Number of                          Number     Market     awards:     payout
             securities   securities   securities                         of         value of   Number of   value of
             underlying   underlying   underlying                         shares     shares     unearned    unearned
             unexercised  unexercised  unexercised Warrant    Warrant     or units   of units   shares,     shares,
              warrants     warrants    unearned    exercise   expiration  of stock   of stock   units or    units or
   Name          (#)          (#)       warrants     price       date     that       that       other       others
             exercisable  unexercisable   (#)         ($)                 have not   have not   rights      rights
                                                                           vested     vested    that have   that
                                                                             (#)        ($)     not         have not
                                                                                                vested (#)   vested
                                                                                                               ($)
------------ ------------ ------------ ----------- ---------- ----------- ---------- ---------- ----------- ----------

------------ ------------ ------------ ----------- ---------- ----------- ---------- ---------- ----------- ----------
Redgie Green   350,000        -0-         -0-       $ 1.65    4/30/2012      -0-       $ -0-       -0-         -0-
------------ ------------ ------------ ----------- ---------- ----------- ---------- ---------- ----------- ----------

------------ ------------ ------------ ----------- ---------- ----------- ---------- ---------- ----------- ----------

(1) During the year ended April 30, 2009, the Company granted to Mr. Green, a warrant exercisable for 350,000 shares of the Company's restricted common stock. The warrant has a term of 3 years, an exercise price of $1.65 per share and provides for a cashless exercise. The warrant was valued using the Black-Scholes Valuation Method and was determined to have a value of $490,000.

                             Option/SAR Grants Table

No options were granted during the fiscal years ended April 30, 2009 and 2008 to our officers and/or directors.


                          Directors Compensation Table

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended April 30, 2009:

---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------
                                                                          Non-qualified
                                                            Non-equity       deferred
                 Fees earned       (3)           (4)         incentive     compensation     All other
                  or paid in      Stock         Option         plan          earnings     compensation      Total
     Name            cash       awards ($)    awards ($)   compensation        ($)             ($)           ($)
                     ($)                                        ($)
---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------

---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------
Wesley F.           $ -0-        $11,250        $ -0-          $ -0-          $ -0-           $ -0-       $  11,250
Whiting (1)
---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------

---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------
Redgie T. Green     $ -0-        $11,250      $ 490,000        $ -0-          $ -0-           $ -0-       $ 501,250
(2)
---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------

---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------
Thomas Anderson     $ -0-        $11,250       $490,000        $ -0-           $-0-           $ -0-       $ 501,250
---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------

---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------
Stephen W. Weathers $ -0-        $11,250       $490,000        $ -0-           $-0-           $-0-         $501,250
---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------

---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------
David Surgnier      $ -0-        $11,250       $490,000        $ -0-           $-0-           $-0-         $501,250
---------------- ------------- ------------- ------------- -------------- --------------- -------------- -------------

(1)      Mr. Whiting resigned as the president of the Company in January 2009.

(2)      Mr. Green was appointed the President of the Company in January 2009.

(3) During the year ended April 30, 2009, each director was issued 25,000 shares of the Company's restricted common stock valued at $11,250 based on a closing market price of $0.45 per share on the date of issuance. The shares were issued for services as a director.

(4) During the year ended April 30, 2009, the Company issued each director a warrant exercisable for 350,000 shares of the Company's restricted common stock. The warrant has a term of 3 years and an exercise price of $1.65 per share and provides for a cashless exercise. Using the Black-Scholes method of valuation that each warrant has a value of $490,000.

The Company does not currently pay any cash fees to its directors, nor does the Company pay directors' expenses in attending board meetings.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------

Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of Common Stock as of April 30, 2009, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.



    Name And Address* of           Class of Equity         Amount and Nature of       Percent of Class(1)
    Beneficial Ownership                                     Beneficial Owner
----------------------------- -------------------------- -------------------------- -------------------------

Redgie T. Green,              Common Shares                       463,500                    2.66%
Director/President (2)

Stephen W. Weathers,          Common Shares                       450,000                    2.58%
Director (3)

David Surgnier,               Common Shares                       450,000                    2.58%
Director (4)

Thomas Anderson, Director     Common Shares                       450,000                    2.58%
Director (5)

LPC Investments, LLC.         Common Shares                      2,239,000                   12.84%

Nova Leasing, LLC             Common Shares                      1,200,000                   6.89%

Robert Doak (6)               Common Shares                      6,123,733                   35.14%

                                                         -------------------------- -------------------------
All Directors and Executive Officers as a Group (4               1,813,500                   10.41%
persons)

*Address for the above is the Company's address at 7609 Ralston Road, Arvada, CO 80002.


(1) Based upon 16,317,423 shares of common stock issued and outstanding on April 30, 2009, warrants exercisable for 1,110,000 shares of common stock for a total of 17,427,423 shares of common stock.

(2) Mr. Green holds 113,500 shares of the Company's common stock and a warrant exercisable for 450,000 shares of common stock. The warrant has a term of 3 years, an exercise price of $1.65 per share and provides for a cashless exercise.

(3) Mr. Weathers holds 100,000 shares of the Company's common stock and a warrant exercisable for 450,000 shares of common stock. The warrant has a term of 3 years, an exercise price of $1.65 per share and provides for a cashless exercise.

(4) Mr. Surgnier holds 100,000 shares of the Company's common stock and a warrant exercisable for 450,000 shares of common stock. The warrant has a term of 3 years, an exercise price of $1.65 per share and provides for a cashless exercise.

(5) Mr. Anderson holds 100,000 shares of the Company's common stock and a warrant exercisable for 450,000 shares of common stock. The warrant has a term of 3 years, an exercise price of $1.65 per share and provides for a cashless exercise.

(6) Mr. Doak directly owns 3,182,067 shares of the Company's common stock. He indirectly owns 2,941,666 shares of the Company's common stock through New Mexico Energy, LLC which is a member.

ITEM  13.  CERTAIN   RELATIONSHIP   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
--------------------------------------------------------------------------------
INDEPENDENCE.
------------

Fiscal Year Ended April 30, 2009

During the year ended April 30, 2009, officers and directors of the Company were issued a total of 250,000 shares of the Company's restricted common stock for their services. The shares were issued at an average price of $0.45 per share for a total expense of $112,500. The shares were issued to the individuals in the amounts set forth below:

         Redgie Green, President & Director                   25,000 shares
         Wesley Whiting**                                     25,000 shares
         Stephen Weathers, Director                           25,000 shares
         Thomas Anderson, Director                            25,000 shares
         David Surgnier, Director                             25,000 shares

         ** Mr. Whiting resigned as an officer and director of the Company in January 2009.

During the year ended April 30, 2009, officers and directors of the Company were issued warrants exercisable for 1,400,000 shares of the Company's restricted common stock. The warrants have a term of 3 years, an exercise price of $1.65 and provide for a cashless exercise. Using the Black-Scholes valuation method, the Company recognized an expense of $1,960,000 in connection with the warrants. The warrants were issued in the amounts and to the individuals set forth below:

         Redgie Green, President  & Director                  450,000 shares
         Stephen Weathers, Director                           450,000 shares
         Thomas Anderson, Director                            450,000 shares
         David Surgnier, Director                             450,000 shares

Note Payable - LPC Investments, LLC

On October 24, 2008, the Company received notice from LPC Investment, LLC ("LPC"), a greater than 10% shareholder of the Company, of a demand of payment in connection with $74,600 in unsecured promissory notes held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. At this time, the Company has not made payment on the promissory note

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of an unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments is seeking not only payment of the unsecured, 8.75% promissory note and accrued interest but also attorney fees. At this time, the Company has filed a response to the complaint, and intends to defend itself against the claims. LPC Investments has filed a motion for dismissal (See Item 3).

Fiscal Year Ended April 30, 2008

During the year ended April 30, 2008, we entered into a Release of Claims, with Nova Leasing, a greater than 5% shareholder of the Company. The Release of Claim provided that in return for being released form payment of the outstanding balance f $6,162,564 owed in connection with the %6.6 Million Dollar Promissory Note held by Nova Leasing and the outstanding balance of $72,478 owed in connection with the $64,000 Promissory Note also held by Nova Leasing, we returned the leases securing the promissory notes to Nova Leasing.

In the year ended April 30, 2008, LPC Investments, LLC, a greater than 10% shareholder of the Company, provided us with funds of $74,600 in the form of an 8.75% Promissory Note. The note has a due date of September 30, 2008 and is unsecured.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

GENERAL. Larry O' Donnell, CPA, PC (O'Donnell) has been engaged as the Company's principal audit accounting firm from November 13, 2008 to date. Prior to November 13, 2008, Jaspers + Hall, P.C. was engaged as the Company's principal accounting firm for the year ended April 30, 2008 and the period of May 1, 2008 through October 28, 2008. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining O'Donnell's independence.

The following table represents aggregate fees billed to the Company during the year ended April 30, 2009 by both O'Donnell ($1,100) and by Jaspers ($0) and for the year ended April 30, 2008 by Jaspers ($7,500).


                                                                   Year Ended April 30,
                                                          2009                              2008
                                              -----------------------------      ----------------------------
Audit Fees                                               $1,100                            $7,500

Audit-related Fees                                         0                                  0

Tax Fees                                                   0                                  0

All Other Fees                                             0                                  0

                                              -----------------------------      ----------------------------
Total Fees                                               $1,100                            $7,500


All audit work was performed by the auditors' full time employees.

The Company uses a different CPA/Attorney firm for the preparation of income tax reporting.

ITEM 15.  INDEX TO EXHIBITS.

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

    Exhibit        Description of Document
    ------         ------------------------

     31.1         Certification by Chief Executive Officer. *
     32.1         Section 906 Certification by Chief Executive Officer*
---------------
*  Filed herewith.

Telephone (303) 745-4545
                                                       2228 South Fraser Street
Fax (303)369-9384                                      Unit I
Email larryodonnellcpa@msn.com                         Aurora, Colorado    80014
www.larryodonnellcpa.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Sun River Energy, Inc.

I have audited the accompanying balance sheet of Sun River Energy, Inc. as of April 30, 2009 , and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period April 30, 1998 (inception) to April 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun River Energy, Inc. as of April 30, 2009, and the results of its operations and its cash flows for the year then ended and for the period April 30, 1998 (inception) to April 30, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $6,375,866 at April 30, 2009. Additionally, for the year ended April 30, 2009, the Company incurred a net loss of $2,827,376. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Larry O'Donnell
------------------
Larry O'Donnell, CPA, PC
August 12, 2009




                                SUN RIVER ENERGY
                         (A Development Stage Company)
                                 Balance Sheets




                                                                                                    April 30,
                                                                                             2009                2008
                                                                                         --------------      --------------
ASSETS:

   Current Assets:
      Cash                                                                                    $ 38,851            $ 12,038
      Marketable Securities                                                                          -              11,835
                                                                                                     -                   -
                                                                                         --------------      --------------
Total Current Assets                                                                            38,851              23,873
                                                                                         --------------      --------------
Fixed Assets net of depreciation $1,200 - $660                                                     540                 960

   Other Assets:
      Leases                                                                                   220,000             220,000
      Mineral Rights                                                                           100,000             100,000
      Wells in process and advances                                                            675,310             251,477
                                                                                         --------------      --------------
Total Other Assets                                                                             995,310             571,477
                                                                                         --------------      --------------
TOTAL ASSETS                                                                                $1,034,701           $ 596,310
                                                                                         ==============      ==============
LIABILITIES AND STOCKHOLDERS' (DEFICIT):

    Current Liabilities:
        Accounts Payable                                                                     $ 320,589           $ 551,299
        Accrued Interest Payable                                                               168,866              26,313
        Accrued litigation expense                                                             400,000                   -
        Drilling bonds payable                                                                  37,508                   -
        Notes Payable                                                                        1,350,780             819,554
                                                                                                     -                   -
                                                                                         --------------      --------------

Total Current Liabilities                                                                    2,277,743           1,397,166
                                                                                         --------------      --------------
Stockholders' (Deficit):
    Common stock, $0.0001 par value; 100,000,000 shares                                          1,632               1,508
        authorized, 16,317,423 shares issued and outstanding
        as of April 30, 2008 and 15,075,768 shares as of April 30, 2008
    Additional paid-in capital                                                               3,135,132           2,754,006
    APIC - Unexercised warrants                                                              1,996,060                   -
    Deferred consulting expense                                                                      -              (7,880)
    Deficit accumulated during the development stage                                        (6,375,866)         (3,548,490)
                                                                                         --------------      --------------
Total Stockholders' (Deficit)                                                               (1,243,042)           (800,856)
                                                                                         --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                               $1,034,701           $ 596,310
                                                                                         ==============      ==============



The accompanying notes are a integral part of these financial statements.

                                      F-2


                             SUN RIVER ENERGY, INC.
                         (A Development Stage Company)
                            Statements of Operations






                                                                Year ended                 October 22, 2002
                                                                 April 30,                    (Inception) to
                                                   -----------------------------------
                                                        2009                2008           April 30, 2009
                                                   ----------------    ---------------    -----------------
Revenue:
   Miscellaneous Income                                        $ -                $ -                  $ -
                                                   ----------------    ---------------    -----------------
Total Income                                                     -                  -                    -

Costs and Expenses:
      Consulting                                         2,119,690            297,360            2,938,826
      Director's fees                                      112,500                  -              112,500
      Professional                                           6,415             12,632              113,663
      Lease Expenses                                         7,998            640,228              689,521
      Litigation expense                                   400,000                  -              400,000
      Office Expenses                                        8,400             25,207               45,935
      Depreciation                                             420                240                  660
                                                   ----------------    ---------------    -----------------
Total Expenses                                           2,655,423            975,667            4,301,105
                                                   ----------------    ---------------    -----------------
Net Loss From Operations                                (2,655,423)          (975,667)          (4,301,105)
                                                   ----------------    ---------------    -----------------

Other Income and (Expenses)
      Interest expense                                    (170,030)          (512,874)            (962,176)
      Interest income                                        1,347                 76                2,112
      Debt Relief                                                -            429,645              429,645
      Loss on Claim Release                                      -         (1,298,603)          (1,298,603)
      Realized (Loss) on sale of investments               (44,035)          (191,663)            (245,739)
      Unrealized (Loss) on investments                      40,765             12,035                    -
                                                   ----------------    ---------------    -----------------
Total Other Income and (Expense)                          (171,953)        (1,561,384)          (2,074,761)
                                                   ----------------    ---------------    -----------------
Net Loss                                               $(2,827,376)       $(2,537,051)        $ (6,375,866)
                                                   ================    ===============    =================

Per Share Information
Loss per common share                                  $ (0.18)           $ (0.17))
                                                   ================    ===============

Weighted average number
of shares outstanding                                   15,555,940         14,997,685
                                                   ----------------    ---------------

The accompanying notes are an integral part of these financial statements.

                                      F-3


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                  Statements of Stockholder's Equity (Deficit)
            From October 22, 2002 (Inception) through April 30, 2009



                                                                                                         Deficit
                                               COMMON STOCK              Additional        APIC         Accum. During     Total
                                        ----------------------------
                                                                          Paid-in        Unexercised     Development   Stockholders'
                                        # of Shares        Amount         Capital        Warrants         Stage          Deficit
                                        -------------    -----------    ------------     ------------  ------------    -------------

Balance - October 22, 2002                         -            $ -             $ -                            $ -              $ -
Stock issued for cash                          1,000              1              49                              -               50
Net Loss for Period                                -              -               -                            (50)             (50)
                                        -------------    -----------    ------------    -----------    ------------    -------------
Balance - December 31, 2002                    1,000              1              49              -             (50)               -
                                        -------------    -----------    ------------    -----------    ------------    -------------
Net Loss for Year                                  -              -               -                              -                -
                                        -------------    -----------    ------------    -----------    ------------    -------------
Balance - December 31, 2003                    1,000              1              49              -             (50)               -
                                        -------------    -----------    ------------    -----------    ------------    -------------
Net Loss for Year                                  -              -               -                              -                -
                                        -------------    -----------    ------------    -----------    ------------    -------------
Balance - December 31, 2004                    1,000              1              49              -             (50)               -
                                        -------------    -----------    ------------    -----------    ------------    -------------
Issuance of shares for Merger              9,033,333            903         436,763                              -          437,666
Merger accounting                            484,500             48         (20,923)                                        (20,875)
Value of subsidiary in excess
 of related party's basis                                                  (866,667)                                       (866,667)
Net Loss for Year                                  -              -               -                       (350,050)        (350,050)
                                        -------------    -----------    ------------    -----------    ------------    -------------
Balance - April 30, 2006                   9,518,833            952        (450,778)             -        (350,100)        (799,926)
                                        -------------    -----------    ------------    -----------    ------------    -------------
Issuance of Stock for Cash                   795,000             80         397,420                                         397,500
     at $0.50 per share plus warrant
     at $0.75
Issuance of Stock for Debt                   242,935             24         149,976                                         150,000
     at $0.62 per share
Issuance of Stock for Marketable
     Securities  800,000                          80         399,920                                         400,000
     at $0.50 per share
Issuance of Stock for Services               309,000             31         154,469                                         154,500
     at $0.50 per share
Issuance of Stock for Lease
     acquisition                             880,000             88         439,912                                         440,000
Issuance of Stock for Cash                 2,200,000            220       1,099,780                                       1,100,000
Net Loss for Year                                                                                         (661,339)        (661,339)
                                        -------------    -----------    ------------    -----------    ------------    -------------
Balance - April 30, 2007                  14,745,768          1,475       2,190,699              -      (1,011,439)       1,180,735
                                        -------------    -----------    ------------    -----------    ------------    -------------
Issuance of Stock for Services               310,000             31         468,969                                         469,000
      at $1.51 per share
Issuance of Stock for Interest                20,000              2          50,998                                          51,000
      at $2.55 per share
Options issued                                                               43,340                                          43,340
Net Loss for Year                                                                                       (2,537,051)      (2,537,051)
                                        -------------    -----------    ------------    -----------    ------------    -------------
Balance - April 30, 2008                  15,075,768          1,508       2,754,006              -      (3,548,490)        (792,976)
                                        -------------    -----------    ------------    -----------    ------------    -------------
Issuance of Stock for Services
      at average price of $0.47              485,000             48         228,202                                         228,250
Issuance of Stock for Interest
      at average price of $0.28              100,000             10          27,990                                          28,000
Issuance of Stock in exchange for
      debt at an average price of $0.25      500,000             50         124,950                                         125,000
Exchange stock for cashless warrants         156,655             16             (16)                                              -
Warrants issued for services                                                                36,060                           36,060
Warrants issued to directors                                                             1,960,000                        1,960,000
Net loss for year                                                                                       (2,827,376)      (2,827,376)
                                        -------------    -----------    ------------    -----------    ------------    -------------
Balance - April 30, 2009                  16,317,423        $ 1,632      $3,135,132     $1,996,060     $(6,375,866)    $ (1,243,042)
                                        =============    ===========    ============    ===========    ============    =============

                                      F-4


                             SUN RIVER ENERGY, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows



                                                                                   Year ended              October 22, 2002
                                                                                    April 30,               (Inception) to
                                                                       -------------------------------
                                                                           2009              2008           April 30, 2009
                                                                       --------------    -------------     -----------------
Cash Flows from Operating Activities

     Net Loss                                                            $(2,827,376)     $(2,537,051)         $ (6,375,866)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                            420              240                   660
         Unrealized loss on marketable securities                            (40,765)         (12,035)                    -
         Stock and warrants issued for services and interest               2,252,310          448,340             2,855,150
         Amortization of consulting stock                                      7,880          107,120               115,000
         Decrease in current assets                                           52,600        1,399,400                52,800
         Increase in accounts payable and accrued expenses                   349,351           72,315               926,964
                                                                       --------------    -------------     -----------------
Net Cash Used by Operating Activities                                       (205,580)        (521,671)           (2,425,292)
                                                                       --------------    -------------     -----------------
Cash Flows from Investing Activities
     Increase in fixed assets                                                      -           (1,200)               (1,200)
     Acquisition of Wyoming lease                                                  -        7,040,000                     -
     Increase in other assets                                               (423,833)        (187,478)             (611,311)
     Acquisition - net of cash acquired                                            -                -              (813,001)
                                                                       --------------    -------------     -----------------
Net Cash Used for Investing Activities                                      (423,833)       6,851,322            (1,425,512)
                                                                       --------------    -------------     -----------------
Cash Flows from Financing Activities
     Stock issued for cash                                                         -                -             1,444,750
     Stock issued for debt/assets                                            125,000                -             1,115,000
     Proceeds from/(Payments to) notes payable                               531,226       (5,927,083)            1,350,780
     Proceeds from/(Payments to) notes payable - related party                     -         (408,102)                    -
     Merger accounting                                                             -                -               (20,875)
                                                                       --------------    -------------     -----------------
Net Cash Provided by Financing Activities                                    656,226       (6,335,185)            3,889,655
                                                                                                            `
Net Increase in Cash & Cash Equivalents                                       26,813           (5,534)               38,851

Beginning Cash & Cash Equivalents                                             12,038           17,572                     -

Ending Cash & Cash Equivalents                                              $ 38,851         $ 12,038              $ 38,851
                                                                       ==============    =============     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                              $ -              $ -              $ 13,739
                                                                       ==============    =============     =================
     Cash paid for income taxes                                                  $ -              $ -                   $ -
                                                                       ==============    =============     =================
NON-CASH TRANSACTIONS
     Stock issued for debt                                                 $ 125,000              $ -             $ 275,000
     Stock issued for marketable securities                                        -                -               400,000
     Stock issued for other assets                                                 -                -               440,000
     Stock issued for services                                               228,250                -               382,750
                                                                       --------------    -------------     -----------------
          Total non-cash transactions                                      $ 353,250              $ -           $ 1,497,750
                                                                       ==============    =============     =================

The accompanying notes are an integral par of these financial statements.

                                      F-5

                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        For the Year Ended April 30, 2009

Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies:

Organization:

               Sun River Energy, Inc. was incorporated on October 22, 2002, under the laws of the State of Colorado.

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

Going Concern

The Company's financial statements for the year ended April 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,827,376 for the year ended April 30, 2009 and an accumulated deficit during the development stage of $6,375,866 as of April 30, 2009. At April 30, 2009, the Company's total current liabilities exceed total current assets by $2,238,893.

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

Marketable Securities

On August 17, 2006, in exchange for 800,000 shares of the Company's restricted common stock, the Company acquired 200,000 shares of the common stock of Tonga Capital Corporation, kna Momentum BioFuels, Inc. ("Momentum") from a non-affiliate. At the time of the acquisition, the Momentum shares had a market value of $400,000 ($0.50 per share). The 800,000 shares of the Company's stock issued for the shares had a value of $400,000 ($0.50 per share).

At April 30, 2008, marketable securities consisted of 57,400 shares of common stock of Momentum. These securities had an estimated fair value of $11,835 at April 30, 2008, based upon quoted market prices, and were included in current assets in the Company's April 30, 2008 balance sheet.

At October 31, 2008, the Company had liquidated all of the remaining 57,400 shares of common stock of Momentum. These securities are no longer carried on the books of the Company.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized gain on marketable securities of $40,765 during the year ended April 30, 2009 (an unrealized gain of $12,035 for the year ended April 30, 2008).

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $44,035 during the year ended April 30, 2009 (a realized loss of $191,663 for the year ended April 30, 2008).

Deferred Consulting Costs

In May 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which the party agreed to provide investment banking services. Compensation consisted of 100,000 shares of the Company's restricted common stock with a market value of approximately $115,000 (based on a closing market price of $1.15 per share at the date the transaction was entered into) The deferred cost is being amortized on a straight-line basis as earned over the twelve-month period from the date of the agreement. During the year ended April 30, 2009, $7,880 was expensed ($107,120 during the year ended April 30, 2009).

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

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

There were various other accounting standards and interpretations issued in 2009 and 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Note 2 - Leases and Mineral Rights:

Mineral Rights - New Mexico

The Mineral rights in New Mexico are valued at $100,000, which is based on the predecessor basis in mineral rights.

In February of 2007 the Company entered into an agreement with Sun River #1 LLC to drill two wells on acreage controlled by the Company in the Raton Basin area of New Mexico. Terms of the agreement provide for a carried 25% working interest in the two of the three wells.

On September 5, 2008, the Company announced that it had executed a Farmout Agreement with Myriad Resources, Inc. on approximately 17,000 acres of its northern StateplaceNew Mexico property. The Farmout provided a checkerboard pattern on about 11,000 acres and alternating half-mile wide strips on approximately 3,000 acres. The Farmout contemplates testing through the Pierre Shale and requires drilling on or before June 1, 2009 with additional wells each 120 days thereafter. The drilling was not started and the Agreement has expired.

Note 3 - Notes Payable:

In March 2009, the Company issued a 4.0% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $88,230. The note is due on demand and requires a monthly payment of $10,000. At April 30, 2009, the note has a principal balance of $88,230 and accrued interest of $406.10.

In February 2008, the Company issued a 18% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $373,540. The note is due on demand. At April 30, 2009, the note has a principal balance of $373,540 and accrued interest of $63,000.

In January 2008, the Company issued a 7.5% unsecured corporate promissory note in exchange for $125,000 to support operations. The note is due on demand. In February and April 2009, the principal of the note was converted into 500,000 shares of the Company's common stock ($0.25 per share). At April 30, 2009, the note's principal balance was paid in full, though accrued interest of $10,428 is still outstanding.

In December 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $75,000 to support operations. The note is due on demand. At April 30, 2009, the note has an outstanding principal balance of $75,000 and accrued interest of $5,610.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $40,627 to support operations. The note has a due on demand. At April 30, 2009, the note has an outstanding principal balance of $40,627 and accrued interest of $3,065.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855. The note is due on demand. At April 30, 2009, the note has an outstanding principal balance of $211,855 and accrued interest of $24,508. Subsequent to year ended, $69,154 in principal of the promissory note was converted into 324,036 shares of the Company's common stock ($0.25 per share).

In April 2006, in exchange for $150,000, the Company issued a 6% secured corporate promissory note. The note is secured by certain leases held by the Company. At April 30, 2009, the note has an outstanding principal balance of $6,637 and accrued interest of $797.

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. At April 30, 2009, the notes has an unpaid principal balance of $438,290. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. At April 30, 2009, the notes have an outstanding accrued interest of $51,334. Subsequent, to April 30, 2009, principal in the amount of $100,000 was converted into 400,000 shares of the Company's common stock ($0.25 per share).

Note Payable - LPC Investments, LLC

On October 24,  2008,  the Company  received  notice  from LPC  Investment,  LLC
("LPC") of a demand of payment in connection with $74,600 in unsecured promissory notes held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. At this time, the Company has not made payment on the promissory note

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of an unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments is seeking not only payment of the unsecured, 8.75% promissory note and accrued interest but also attorney fees. At this time, the Company has filed a response to the complaint, and intends to defend itself against the claims.

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

Common Stock

Year Ended April 30, 2009

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock (see below). During the year ended April 30, 2009, the Company issued 60,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $57,000.

During the year ended April 30, 2009, the Company issued 500,000 shares of the Company's common stock in connection with the conversion of $125,000 of the principal of a $125,000 unsecured corporate promissory note.

During the year ended April 30, 2009, the Company issued 100,000 shares of its common stock as forbearance on a $373,540 unsecured corporate promissory note held by a vendor.

During the year ended April 30, 2009, the Company issued 156,563 shares of common stock in exchange for 507,500 warrants and options that were outstanding. This was accounted for as solely a capital transaction between common stock and additional paid-in capital.

During the year ended April 30, 2009, the Company issued a total of 250,000 shares of its common stock to its directors for services. The Company recognized an $112,500 expense in relation to the issuance.

During the year ended April 30, 2009, the Company issued 150,000 shares of its common stock to a third party for consulting services of $52,500. The value of the shares was based on a closing market price of $0.35 per share.

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

Options

During the year ended April 30, 2009, the Company did not grant any options.

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

During the nine months ended January 31, 2009, the Company cancelled options exercisable for 60,000 shares.

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

A summary of stock option activity for the year ended April 30, 2009 is presented below:




                                                                               Weighted Average
                                             Shares Under       Weighted          Remaining
                                                Option          Average        Contractual Life       Aggregate
                                                             Exercise Price                        Intrinsic Value

Outstanding at May 1, 2008                          60,000        $     1.00          1.93 years           $      -
  Granted                                                -                 -                   -                  -
  Exercised                                              -                 -                   -                  -
  Cancelled                                       (60,0000)             1.00                   -
  Expired
                                            ---------------   --------------          -----------     ----------------
Outstanding at April 30, 2009                            -        $        -                   -            $     -
                                            ----------------  ---------------         ------------    ----------------


Warrants

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock. During the year ended April 30, 2009, the Company issued 60,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $57,000 in connection with the issuance of the common stock. During the year ended April 30, 2009, warrants exercisable for 60,000 shares were issued by the Company. The warrants have a term of 2 years, exercises prices based on closing market price on the last day of the month of issuance and provide for a cashless exercise.

During the year ended April 30, 2009, the warrants exercisable for 60,000 shares had exercise prices ranging from $0.54 to $1.65 per share. The fair value of the options at the date of grant was $36,060 and was recorded as compensation expense. The Company used the following assumptions to determine the fair value of warrant grants during the year ended April 30, 2009:

                                                                     2009
                                                                     ----

                       Expected life                                1 year
                       Volatility                                   162% - 179%
                       Risk-free interest rate                      4.5% - 4.75%
                       Dividend yield                                   0

The expected term of the warrants represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrants.

The dividend yield represents our anticipated cash dividend over the expected life of the warrants.

Director Warrants

During the year ended April 30, 2009, the Company issued warrants exercisable for a total of 1,400,000 shares of the Company's stock to its directors. The warrants have a term of 3 years, an exercise price of $1.65 and provide for a cashless exercise.

The fair value of the options at the date of grant was $1,960,000 and was recorded as compensation expense. The Company used the following assumptions to determine the fair value of warrant grants during the year ended April 30, 2009:

                                                             2009
                                                             ----

                       Expected life                         1.5 year
                       Volatility                            234%
                       Risk-free interest rate               4.5%
                       Dividend yield                           0

The expected term of the warrants represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrants.

The dividend yield represents our anticipated cash dividend over the expected life of the warrants.

At April 30, 2009, the following warrants were outstanding:

         Number of Shares                   Exercise Price      Expiration Date
         ----------------                   --------------      ---------------
              60,000                             $0.54           2/28/2011
              60,000                             $0.70           3/31/2011
              60,000                             $1.65           4/30/2011
            1,400,000                            $1.65           4/30/2012
            ---------
            1,580,000

During the year ended April 30, 2009, the Company issued 156,563 shares of common stock in exchange for 507,500 warrants and options that were outstanding. This was accounted for as solely a capital transaction between common stock and additional paid-in capital.

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


                                                   2009              2008
                                                   ----              ----
         Net Loss Carry Forwards                 $  961,307           $ 862,598
         Less Valuation Allowance                $( 961,307)          $(862,598)
                                                  ----------           ---------
                                                 $        -           $      -
                                                  ==========       =============

At April 30, 2009, the Company has financial reporting and net operating loss carry forwards of approximately $1,909,854 for which the tax effect has not been recognized for financial purposes. Such losses expire in 2014, if not utilized earlier.

Note 6 - Litigation

Note Payable - LPC Investments, LLC

On October 24,  2008,  the Company  received  notice  from LPC  Investment,  LLC
("LPC") of a demand of payment in connection with $74,600 in unsecured promissory notes held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. At this time, the Company has not made payment on the promissory note

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of an unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments is seeking not only payment of the unsecured, 8.75% promissory note and accrued interest but also attorney fees. At this time, the Company has filed a response to the complaint, and intends to defend itself against the claims. LPC has filed a Motion to Dismiss with the Court, at this time.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SUN RIVER ENERGY, INC.

Date:  August 13, 2009                               By: /s/ Redgie T. Green
                                                         -------------------
                                                             Redgie T. Green,
                                                             President and Chief
                                                             Executive Officer
                                                             and Principal
                                                             Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 13, 2009                               By: / s/Redgie T. Green
                                                         -------------------
                                                             Redgie T. Green,
                                                             President,
                                                             and Director

Date:  August 13, 2009                               By: /s/ Stephen W. Weathers
                                                         -----------------------
                                                             Stephen W. Weathers
                                                             Director

Date:  August 13, 2009                               By: /s/ Thomas Anderson
                                                         -------------------
                                                             Thomas Anderson,
                                                             Director


Date:  August 13, 2009                               By: /s/David Surgnier
                                                         -----------------------
                                                            David Surgnier,
                                                            Director