Form 10-Q
period 2009-07-31
SUN RIVER ENERGY, INC
filed 2009-09-21
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended July 31, 2009

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

As of September 16, 2009, there were 17,546,050 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

         Balance Sheets - July 31, 2009 and  April 30, 2009 (Audited)                      F-1

         Statements of Operations  -
                  Three months ended July 31, 2009 and 2008 and
                  From October 22, 2002 (Inception) to July 31, 2009                       F-2

         Statements of Changes in Shareholders' Deficit -
                   From October 22, 2002 (Inception) to July 31, 2009                      F-3

         Statements of Cash Flows -
                  Three months ended July 31, 2009 and 2008 and
                  From October 22, 2002 (Inception) to July 31, 2009                       F-4

         Notes to the Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable        4

Item 4. Controls and Procedures                                                             4

Item 4T.  Controls and Procedures                                                           5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        7

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   8

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               8

Item 5.  Other Information - Not Applicable                                                 8

Item 6.  Exhibits                                                                           8

SIGNATURES                                                                                  9

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                             July 31,         April 30,
                                                                               2009              2009
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                          $    41,104       $    38,851
                                                                          ---------------   ---------------
        Total Current Assets                                                      41,104            38,851
                                                                          ---------------   ---------------
        Fixed Assets, net of depreciation $1,200                                     540               540

        Other assets:
               Leases                                                            220,000           220,000
               Mineral rights                                                    100,000           100,000
               Wells in process and advances                                     678,781           675,310
                                                                          ---------------   ---------------
        Total Other Assets                                                       998,781           995,310
                                                                          ---------------   ---------------

Total Assets                                                                 $ 1,040,425       $ 1,034,701
                                                                          ===============   ===============

Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                              $   542,800       $   320,589
               Accrued interest payable                                          187,686           168,866
               Accrued litigation expense                                        400,000           400,000
               Drilling bonds payable                                             37,508            37,508
               Notes payable                                                   1,136,625         1,350,780
                                                                          ---------------   ---------------

        Total Current Liabilities                                              2,304,619         2,277,743

Stockholders'  Deficit

        Common stock, $0.0001 par value; 100,000,000 shares
          authorized, 17,306,050 and 16,317,423 shares issued and
          outstanding at July 31, 2009 and April 31, 2009, respectively            1,731             1,632
        Additional paid-in capital                                             3,668,792         3,135,132
        APIC unexercised warrants                                              2,063,080         1,996,060
        Deficit accumulated during the development stage                      (6,997,797)       (6,375,866)
                                                                          ---------------   ---------------
               Total Stockholders' Deficit                                    (1,264,194)       (1,243,042)
                                                                          ---------------   ---------------
Total Liabilities and Stockholders' Deficit                                  $ 1,040,425       $ 1,034,701
                                                                          ===============   ===============

See the notes to these financial statements.

                                      F-1



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months Ended            October 22, 2002
                                                                  July 31,                      (inception) to
                                                          2009                2008               July 31, 2009
                                                    -----------------   -----------------    ----------------------
Revenue:                                                  $        -           $       -              $          -
                                                    -----------------   -----------------    ----------------------
Operational expenses:
         Consulting expenses                                 426,597               7,880                 3,365,423
         Director fees                                             -                   -                   112,500
         Depreciation                                              -                  60                       660
         Lease expenses                                            -               2,189                   689,521
         Litigation expense                                        -                   -                   400,000
         General and administrative expenses                 164,658               2,507                   324,256
                                                    -----------------   -----------------    ----------------------
                 Total operational expenses                  591,255              12,636                 4,892,360
                                                    -----------------   -----------------    ----------------------
Net loss from operations                                    (591,255)            (12,636)               (4,892,360)
                                                    -----------------   -----------------    ----------------------
Other Income (Expenses):
         Interest income                                           -                   3                     2,112
         Interest expense                                    (30,676)            (14,971)                 (992,852)
         Debt relief                                               -                   -                   429,645
         Loss on claim release                                     -                   -                (1,298,603)
         Realized loss on sale of assets                           -             (44,035)                 (245,739)
         Unrealized gain (loss) on investments                     -              40,765                         -
                                                    -----------------   -----------------    ----------------------
                                                             (30,676)            (18,238)               (2,105,437)
                                                    -----------------   -----------------    ----------------------
Net loss                                                  $ (621,931)          $ (30,874)             $ (6,997,797)
                                                    =================   =================    ======================
Per share information

Net loss per common share
         Basic                                            $    (0.04)           $      *
         Fully diluted                                         (0.04)                  *
                                                    =================   =================
Weighted average number of common
         stock outstanding                                16,707,858           15,637,423
                                                    =================   =================
         * Less than $(0.01) per share.


See the notes to these financial statements.

                                      F-2


                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
             From October 22, 2002 (Inception) through July 31, 2009
                                   (Unaudited)




                                                                                          Deficit
                                        COMMON STOCK           Additional      APIC     Accum. During  Total
                                                               Paid-in      Unexercised  Development  Stockholders'
                                    # of Shares   Amount       Capital       Warrants      Stage       Deficit
                                   -----------   ----------   ----------   -----------   ----------   -----------

Balance - October 22, 2002                  -      $     -    $       -    $       -     $       -    $        -
Stock issued for cash                   1,000            1           49            -             -            50
Net Loss for Period                         -            -            -            -           (50)          (50)
                                   -----------   ----------   ----------   -----------   ----------   -----------
Balance - December 31, 2002             1,000            1           49            -           (50)            -
                                   -----------   ----------   ----------   -----------   ----------   -----------
Net Loss for Year                           -            -            -            -             -             -
                                   -----------   ----------   ----------   ----------    ----------   -----------
Balance - December 31, 2003             1,000            1           49            -           (50)            -
                                   -----------   ----------   ----------   ----------    ----------   -----------
Net Loss for Year                           -            -            -            -             -             -
                                   -----------   ----------   ----------   ----------    ----------   -----------
Balance - December 31, 2004             1,000            1           49            -           (50)            -
                                   -----------   ----------   ----------   ----------    ----------   -----------
Issuance of shares for Merger       9,033,333          903      436,763            -             -       437,666
Merger accounting                     484,500           48      (20,923)           -             -       (20,875)
Value of subsidiary in excess
 of related party's basis                   -            -     (866,667)           -             -      (866,667)
Net Loss for Year                           -            -            -            -      (350,050)     (350,050)
                                   -----------   ----------   ----------   ----------    ----------   -----------
Balance - April 30, 2006            9,518,833          952     (450,778)           -      (350,100)     (799,926)
                                   -----------   ----------   ----------   ----------    ----------   -----------
Issuance of Stock for Cash            795,000           80      397,420            -             -       397,500
     at $0.50 per share plus
     warrant at $0.75
Issuance of Stock for Debt            242,935           24      149,976            -             -       150,000
     at $0.62 per share
Issuance of Stock for Marketable
     Securities                       800,000           80      399,920            -             -       400,000
     at $0.50 per share
Issuance of Stock for Services        309,000           31      154,469            -             -       154,500
     at $0.50 per share
Issuance of Stock for Lease
     acquisition                      880,000           88      439,912            -             -       440,000
Issuance of Stock for Cash          2,200,000          220    1,099,780            -             -     1,100,000
Net Loss for Year                                                                  -      (661,339)     (661,339)
                                   -----------   ----------   ----------   ----------    ----------   -----------
Balance - April 30, 2007           14,745,768        1,475    2,190,699            -     (1,011,439)   1,180,735
                                   -----------   ----------   ----------   ----------    ----------   -----------
Issuance of Stock for Services        310,000           31      468,969            -             -       469,000
      at $1.51 per share
Issuance of Stock for Interest         20,000            2       50,998            -             -        51,000
      at $2.55 per share
Options issued                              -            -       43,340            -             -        43,340
Net Loss for Year                           -            -            -            -     (2,537,051)  (2,537,051)
                                   -----------   ----------   ----------   ----------    ----------   -----------
Balance - April 30, 2008           15,075,768        1,508    2,754,006            -     (3,548,490)    (792,976)
                                   -----------   ----------   ----------   ----------    ----------   -----------
Issuance of Stock for Services
      at average price of $0.47       485,000           48      228,202            -             -       228,250
Issuance of Stock for Interest
      at average price of $0.28       100,000           10       27,990            -             -        28,000
Issuance of Stock in exchange for
      debt at an average price of
      $0.25                           500,000           50      124,950            -             -       125,000
Exchange stock for cashless warrants  156,655           16          (16)           -             -             -
Warrants issued for services                -            -            -       36,060             -        36,060
Warrants issued to directors                -            -            -    1,960,000             -     1,960,000
Net loss for year                           -            -            -            -     (2,827,376)  (2,827,376)
                                   -----------   ----------   ----------   ----------    ----------   -----------
Balance - April 30, 2009           16,317,423        1,632    3,135,132    1,996,060     (6,375,866)  (1,243,042)
                                   -----------   ----------   ----------   ----------    ----------   -----------
Issuance of stock for debt
($0.25 per share                      824,036           82      205,927            -             -       206,009
Issuance of stock for services        149,500           15      327,735            -             -       327,750
Issuance of stock for cashless                                                                                 -
     warrant exercise                  15,091            2           (2)           -             -             -
Issuance of warrants for services           -            -            -        67,000            -        67,020
Net loss for period                         -            -            -            -        (621,931)   (621,931)
                                   -----------   ----------   ----------   ----------    ----------   -----------
Balance - July 31, 2009            17,306,050      $ 1,731    $3,668,792   $2,063,080    $(6,997,797)$(1,264,194)
                                   ===========   ==========   ==========   ==========    ============ ===========



See the notes to these financial statements.

                                      F-3




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                 October 22, 2002
                                                                 For the Three Months Ended       (Inception) to
                                                                        July 31,                      July 31,
                                                                  2009             2008                2009
                                                              --------------   --------------   -------------------
Cash Flows from Operating Activities:
        Net Loss                                                 $ (621,931)       $ (30,874)         $ (6,997,797)

Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation                                                      -               60                   660
        Unrealized gain on marketable securities                          -          (40,765)                    -
        Equity issued for services and interest                     394,770                -             3,249,920
        Amortization of consulting stock                                  -            7,880               115,000
Changes in current assets and liabilities:
        Decrease in current assets                                        -           52,600                     -
        Increase in accounts payable                                197,947           20,658             1,177,711
                                                              --------------   --------------   -------------------
Net Cash (Used) Received by Operating Activities                    (29,214)           9,559            (2,454,506)
                                                              --------------   --------------   -------------------
Cash Flows from Investing Activities:
        Increase in fixed assets                                          -                -                (1,200)
        Increase in other assets                                          -          (19,166)             (611,311)
        Acquisition - net of cash acquired                                -                -              (813,001)
                                                              --------------   --------------   -------------------
Net Cash used in investing activities                                     -          (19,166)           (1,425,512)
                                                              --------------   --------------   -------------------
Cash Flows from Financing Activities:
        Common stock issued for cash                                      -                -             1,444,750
        Common stock issued for debt/assets                               -                -             1,115,000
        Proceeds (Payments) from advances                            51,467                                 51,467
        Proceeds (Payments) from notes payable                      (20,000)               -             1,330,780
        Merger accounting                                                 -                -               (20,875)
                                                              --------------   --------------   -------------------
Net Cash Provided by Financing Activities                            31,467                -             3,921,122
                                                              --------------   --------------   -------------------
Net increase (decrease) in Cash                                       2,253           (9,607)               41,104

Cash and Cash Equivalents - Beginning of Period                      38,851           12,038                     -
                                                              --------------   --------------   -------------------
Cash and Cash Equivalents - End of Period                        $   41,104        $   2,431          $     41,104
                                                              ==============   ==============   ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                           $        -        $       -          $          -
                                                              ==============   ==============   ===================
        Cash paid for income taxes                               $        -        $       -          $          -
                                                              ==============   ==============   ===================
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
        Issuance of common stock for payment of
              debt                                               $  206,009        $       -          $    481,009
                                                              ==============   ==============   ===================
        Issuance of common stock for marketable
              securities                                         $        -        $       -          $    400,000
                                                              ==============   ==============   ===================
        Issuance of common stock for other assets                $        -        $       -          $    440,000
                                                              ==============   ==============   ===================
        Issuance of equity for services                          $  394,770        $       -          $    777,520
                                                              ==============   ==============   ===================

See the notes to these financial statements.

                                      F-4

                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    For the Three Months Ended July 31, 2009
                                   (Unaudited)

Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies:

Organization:

Sun River Energy, Inc. (the Company) was incorporated on April 30, 1998, under the laws of the State of Colorado.

The Company is an independent energy company engaged in the, exploration of North American unconventional natural gas properties and conventional oil and gas exploration. Its intended operations are principally energy prospects in the Rocky Mountain region including a coal bed methane prospect located in the Raton Basin in Northern New Mexico and the Company is seeking other opportunities.

Basis of Presentation:
----------------------

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

 Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The unaudited financial statements and notes do not contain certain information included in the Company's financial statements for the year ended April 30, 2009. It is the Company's opinion that when the interim financial statements are read in conjunction with the April 30, 2009 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

 Going Concern

The Company's financial statements for the three months ended July 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $621,931 for the three months ended July 31, 2009 and an accumulated deficit during the development stage of $6,997,797 as of July 31, 2009. At July 31, 2009, the Company's total current liabilities exceed total current assets by $2,263,515.

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

Significant Accounting Policies
-------------------------------

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

 Marketable Securities

On August 17, 2006, in exchange for 800,000 shares of the Company's restricted common stock, the Company acquired 200,000 shares of the common stock of Momentum BioFuels, Inc. ("Momentum") from a non-affiliate. At the time of the acquisition, the Momentum shares had a market value of $400,000 ($0.50 per share). The 800,000 shares of the Company's stock issued for the shares had a value of $400,000 ($0.50 per share).

During the three months ended July 31, 2008, the Company had liquidated all of the shares of common stock of Momentum. These securities are no longer carried on the books of the Company.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized gain on marketable securities of $40,765 during the three months ended July 31, 2008.

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $44,035 during the three months ended July 31, 2008.

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

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock (see below). During the three months ended July 31, 2009, the Company issued 60,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $119,000 (a range of $1.80 to $2.25 per share, based on closing market prices on the date of issuance.) During the three months ended July 31, 2009, the Company issued warrants exercisable for a total of 60,000 shares of the Company's stock. The Company recognized a total expense of $119,000 in connection with the warrants. The warrants have a term of two years and exercise prices ranging from $1.90 to $2.30 per share. The warrants were valued using the Black-Scholes model.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

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

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Note 2 - Leases and Mineral Rights:

 Mineral Rights - New Mexico

The Mineral rights in New Mexico are valued at $100,000, which is based on the predecessor basis in mineral rights.

Note 3 - Notes Payable:

In March 2009, the Company issued a 4.0% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $88,230. The note is due on demand and requires a monthly payment of $10,000. At July 31, 2009, the note has a principal balance of $68,230 and accrued interest of $1,145.

In February 2008, the Company issued an 18% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $373,540. The note is due on demand. At July 31, 2009, the note has a principal balance of $373,540 and accrued interest of $79,948.

In December 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $75,000 to support operations. In June 2009, the Company issued 100,000 shares of its common stock in payment of $25,000 of the outstanding principal ($0.25 per share). The note is due on demand. At July 31, 2009, the note has an outstanding principal balance of $50,000 and accrued interest of $5,610. In September 2009, the Company issued 200,000 shares its common stock in payment of the remaining $50,000 in principal ($0.25 per share).

In October 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $40,627 to support operations. The note has a due on demand. At July 31, 2009, the note has an outstanding principal balance of $40,627 and accrued interest of $3,832.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855. The note is due on demand. During the three months ended July 31, 2009, $69,154 in principal of the promissory note was converted into 324,036 shares of the Company's common stock ($0.25 per share). At July 31, 2009, the note has an outstanding balance of $142,701 and accrued interest of $15,505.

In April 2006, in exchange for $150,000, the Company issued a 6% secured corporate promissory note. The note is secured by certain leases held by the Company. At July 31, 2009, the note has an outstanding principal balance of $6,637 and accrued interest of $897.

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. During the three months ended July 31, 2009, principal in the amount of $100,000 was converted into 400,000 shares of the Company's common stock ($0.25 per share). At July 31, 2009, the notes have an unpaid principal balance of $338,290 and accrued interest of $57,729.

Note Payable - LPC Investments, LLC

On October 24,  2008,  the Company  received  notice  from LPC  Investment,  LLC
("LPC") of a demand of payment in connection with $74,600 in unsecured promissory notes held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. A payment of $70,000 has been made on the note.

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of a $74,600 unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments sought not only payment of the promissory note and accrued interest but also attorney fees. LPC dismissed its lawsuit, but never withdrew its Notice and Demand for conversion of promissory note into 2,200,000 shares of the Company. The Company continues to record a $400,000 liability in connection with this event.

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

 Common Stock

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock (see Warrants below). During the three months ended July 31, 2009, the Company issued 60,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $119,000 (a range of $1.80 to $2.25 per share, based on closing market prices on the date of issuance.) In addition, the Consulting Agreement provides for a one-time payment of 50,000 shares of the Company's restricted common stock. These shares were issued during the three months ended July 31, 2009 and the Company recognized an expense of $110,000 ($2.20 per share based on closing market prices on the date of issuance.)

During the three months ended July 31, 2009, the Company issued 35,000 shares of its restricted common stock to two individuals in return for their services on the Company's advisory board. The Company recognized an expense of $87,500 ($2.50 per share based on closing market prices at the date of issuance.)

During the three months ended July 31, 2009, the Company issued 4,500 shares of its restricted common stock to an unrelated third party for services in the maintenance of the Company's website. The Company has recognized an expense of $11,250 ($2.50 per share based on closing market prices at the date of issuance.)

During the three months ended July 31, 2009, the Company issued 824,036 shares of its common stock to holders of promissory notes as payment of principal of $194,154 and accrued interest of $11,855 ($0.25 per share.) (See Note 3)

During the three months ended July 31, 2009, the Company issued 15,091 shares of its restricted common stock as a result of the cashless exercise of a warrant for 20,000 shares of the Company's common stock.

 Warrants

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock. During the three months ended July 31, 2009, the Company issued 60,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $119,000 in connection with the issuance of the common stock. During the three months ended July 31, 2009, warrants exercisable for 60,000 shares were issued by the Company. The warrants have a term of 2 years, exercises prices based on closing market price on the last day of the month of issuance and provide for a cashless exercise.

During the three months ended April 30, 2009, the warrants exercisable for 60,000 shares had exercise prices ranging from $1.90 to $2.30 per share. The total fair value of the options at the date of grant was $67,020 and was recorded as consulting expense. The Company used the following assumptions to determine the fair value of warrant grants during the three months ended July 31, 2009:

                                                          2009
                                                          ----

                       Expected life                      1 year
                       Volatility                         130% - 151%
                       Risk-free interest rate            4.5% - 4.75%
                       Dividend yield                     0

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

A summary of warrant activity for the three months ended July 31, 2009 is presented below:






                                                                               Weighted Average
                                             Shares Under       Weighted          Remaining
                                               Warrant          Average        Contractual Life       Aggregate
                                                             Exercise Price                        Intrinsic Value

Outstanding at May 1, 2009                       1,440,000          $   2.00          1.93 years           $      -
  Granted                                           60,000                 -          1.92 years                  -
  Exercised                                       (20,000)              0.54                   -                  -
  Expired                                               -                  -                   -                  -
                                                 ---------          --------          ----------           --------
Outstanding at July 31, 2009                     1,500,000          $   2.00          1.93 years           $      -
                                                 =========          ========          ==========           ========

During the three months ended July 31, 2009, the Company issued 15,091 shares of its restricted common stock in connection with the cashless exercise of a warrant exercisable for 20,000 shares.

Note 5.  Subsequent Events.

 Litigation

Note Payable - LPC Investments, LLC

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of an unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments sought not only payment of the unsecured, 8.75% promissory note and accrued interest but also attorney fees. A payment of $70,000 has been made on the promissory note.

On August 18, 2009, the Court granted the Motion to Dismiss filed by LPC in July 2009. The case has been dismissed without prejudice and all claims against the Company have been dropped, however LPC has not withdrawn its conversion notice and demand. Therefore, the Company has recorded a $400,000 litigation liability in connection with the conversion notice and demand.

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

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.

OVERVIEW

The Company had no revenues during the three months ended July 31, 2009. The Company has minimal capital and minimal cash.

During the years ended April 30 2009 and 2008, our operations were focused exploring a coal bed methane prospect located in the Raton Basin in Northern New Mexico. During the year ended April 30, 2008, we drilled 3 coal bed methane wells in the Raton Basin, Myers #1, #2 and #3. All three wells have shown multiple coal zones, which will be completed to seek methane gas.

Over the next twelve months, we intend to frac the Myers #1 and #2 in order to test production thereafter. We have perforated multiple zones and intend to frac these zones.

The Company intends to operate all of our prospects in the Raton Basin and hold working interests of 100% on an 80% NRI on our leases, except that the Company has a 25% working interest in the Sun River #1, LLC, a drilling syndication for the Myers #1 and #2 wells, which was assembled in early 2007.

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

In addition, the United States, during the last year has experienced severe instability in the commercial and investment banking systems and the energy industry is suffering from low energy prices, which these factors are likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial and adverse.

RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended July 31, 2009 compared to the Three Months Ended July 31, 2008.

During the three months ended July 31, 2009 and 2008, the Company did not recognize any revenues from its operating activities.

During the three months ended July 31, 2009, operating expenses were $591,255 compared to $12,636 during the three months ended July 31, 2008. The $578,619 increase is a result of the $418,717 increase in consulting expenses and increase of $162,151 in general and administrative expenses. Consulting expenses increased as a result of the expenses associated with the issuance of the Company's common stock and warrants for services, as discussed below. The increase of $162,151 in general and administrative expenses was a result of the Company's increased legal activities and increased administrative activities.

The Company recognized interest expense of $30,676 during the three months ended July 31, 2009 compared to $14,791 for the same period in 2008.

During the three months ended July 31, 2009, the Company recognized a net loss of $621,931, compared to a net loss of $30,874 for the comparable three months in 2008. The increase of $591,057 was due to the $418,171 increase in operating expenses combined with the $15,885 increase in interest expense discussed above. There was also an unrealized gain on investment of $40,765 during the three months ended July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2009, the Company had cash and cash equivalents of $41,104 constituting all of the Company's current assets. At July 31, 2009, the Company had total liabilities of $2,304,619, all current. Total liabilities at July 31, 2009, included accounts payable of $542,800, accrued interest payable of $187,686, accrued litigation expense of $400,000, $37,508 in drilling bonds payable and $1,136,625 in notes payable. At July 31, 2009, the Company had a working capital deficit of $2,263,515.

The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

During the three months ended July 31, 2009, the Company used cash of $29,214. Net losses of $621,931 were adjusted for the non-cash item of $394,770 in expenses paid for by the issuance of the Company's stock and warrants. During the three months ended July 31, 2008, the Company received cash of $9,559 from its operational activities. Net losses of $30,874 during the three months ended July 31, 2008 were adjusted for non-cash items of $60 in depreciation expenses, an unrealized gain on investment of $40,675, and amortization expense of $7,880 for consulting stock.

During the three months ended July 31, 2009, the Company did not receive or use cash in its investing activities. During the three months ended July 31, 2008, the Company used $19,166 in its investing activities for the purchase of other assets.

During the three months ended July 31, 2009, the Company received $31,467 from its financing activities. During the three months ended July 31, 2008, the Company did not receive or use any funds in its financing activities.

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock. During the three months ended July 31, 2009, the Company issued 60,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $119,000 (a range of $1.80 to $2.25 per share, based on closing market prices on the date of issuance.) During the three months ended July 31, 2009, the Company issued warrants exercisable for a total of 60,000 shares of the Company's stock. The Company recognized a total expense of $67,020 in connection with the warrants. The warrants have a term of two years and exercise prices ranging from $1.90 to $2.30 per share. The warrants were valued using the Black-Scholes model.

In addition, the Consulting Agreement provides for a one-time payment of 50,000 shares of the Company's restricted common stock. These shares were issued during the three months ended July 31, 2009 and the Company recognized an expense of $110,000 ($2.20 per share based on closing market prices on the date of issuance.)

During the three months ended July 31, 2009, the Company issued 35,000 shares of its restricted common stock to two individuals in return for their services on the Company's advisory board. The Company recognized an expense of $87,500 ($2.50 per share based on closing market prices at the date of issuance.)

During the three months ended July 31, 2009, the Company issued 4,500 shares of its restricted common stock to an unrelated third party for services in the maintenance of the Company's website. The Company has recognized an expense of $11,250 ($2.50 per share based on closing market prices at the date of issuance.)

During the three months ended July 31, 2009, the Company issued 15,091 shares of its restricted common stock as a result of the cashless exercise of a warrant for 20,000 shares of the Company's common stock.

In March 2009, the Company issued a 4.0% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $88,230. The note is due on demand and requires a monthly payment of $10,000. During the three months ended July 31, 2009, cash payments totaling $20,000 were made on the principal of the note. At July 31, 2009, the note has a principal balance of $68,230 and accrued interest of $1,145.

In December 2007, the Company issued a 6.0% unsecured corporate promissory note in exchange for $75,000 to support operations. In June 2009, the Company issued 100,000 shares of its common stock in payment of $25,000 of the outstanding principal ($0.25 per share). The note is due on demand. At July 31, 2009, the note has an outstanding principal balance of $50,000 and accrued interest of $5,610. In September 2009, the Company issued 200,000 shares of its common stock in payment of the remaining $50,000 in outstanding principal ($0.25 per share).

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855. The note is due on demand. During the three months ended July 31, 2009, $69,154 in principal of the promissory note was converted into 324,036 shares of the Company's common stock ($0.25 per share). At July 31, 2009, the note has an outstanding balance of $142,701 and accrued interest of $15,505.

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. During the three months ended July 31, 2009, principal in the amount of $100,000 was converted into 400,000 shares of the Company's common stock ($0.25 per share). At July 31, 2009, the notes have an unpaid principal balance of $338,290 and accrued interest of $57,729.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended July 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

Note Payable - LPC Investments, LLC

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of an unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments sought not only payment of the unsecured, 8.75% promissory note and accrued interest but also attorney fees. A payment of $70,000 has been made on the promissory note.

On August 18, 2009, the Court granted the Motion to Dismiss filed by LPC in July 2009. The case has been dismissed without prejudice and all claims against the Company have been dropped, however LPC has not withdrawn its conversion notice and demand. Therefore, the Company has recorded a $400,000 litigation liability in connection with the conversion notice and demand.

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from May 1, 2009 through July 31, 2009.





  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES        CONSIDERATION       CLASS OF PURCHASER
------------------ -------------------- ---------------- ----------------------- -----------------------------

     5/14/09          Common Stock          50,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     5/15/09          Common Stock          124,036       Payment of principal        Business Associate
                                                          and accrued interest
------------------ -------------------- ---------------- ----------------------- -----------------------------
     5/29/09          Common Stock          20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     5/31/09             Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     6/8/09           Common Stock          35,000           Consulting Fee          Business Associates
------------------ -------------------- ---------------- ----------------------- -----------------------------
     6/9/09           Common Stock          100,000      Payment of $25,000 on        Business Associate
                                                         promissory note
------------------ -------------------- ---------------- ----------------------- -----------------------------
     6/11/09          Common Stock          20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     6/18/09          Common Stock           4,500          Website Services          Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     6/18/09          Common Stock          200,000      Payment of $50,000 on        Business Associate
                                                         promissory note
------------------ -------------------- ---------------- ----------------------- -----------------------------
     6/29/09          Common Stock          20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     6/29/09             Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     7/22/09          Common Stock          400,000       Payment of $100,000         Business Associate
                                                          on promissory note
------------------ -------------------- ---------------- ----------------------- -----------------------------
     7/23/09          Common Stock          15,091        Cashless exercise of        Business Associate
                                                          warrant
------------------ -------------------- ---------------- ----------------------- -----------------------------
     7/31/09             Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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





                             SUN RIVER ENERGY, INC.
                                  (Registrant)



Dated:   September 18, 2009         By: /s/Redgie Green
                                    -------------------
                                           Redgie Green, Chief Executive Officer
                                           & Accounting Officer