Form 10-K/A
period 2009-04-30
SUN RIVER ENERGY, INC
filed 2009-12-04
CIK 1066551

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K/A
                                    -----------



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





                             SUN RIVER ENERGY, INC.
                          2009 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
                                                                                                       Page
                                     PART I

ITEM 1                   Business                                                                         1
ITEM 1 A.                Risk Factors                                                                     12
ITEM 1 B.                Unresolved Staff Comments                                                        21
ITEM 2                   Properties                                                                       21
ITEM 3                   Legal Proceedings                                                                22
ITEM 4                   Submission of Matters to a Vote of Security Holders                              23

                                     PART II

ITEM 5                   Market for Registrant's Common Equity, Related Stockholder Matters and
                         Issuer Purchses of Equity Securities                                             23
ITEM 6                   Selected Financial Data                                                          26
ITEM 7                   Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                       26
ITEM 7 A.                Quantitative and Qualitative Disclosures About Market Risk                       30
ITEM 8                   Financial Statements and Supplementary Data                                      31
ITEM 9                   Changes in and Disagreements with Accountants on Accounting and Financial
                         Disclosure                                                                       31
ITEM 9 A.                Controls and Procedures                                                          31
ITEM 9 A(T).             Controls and Procedures                                                          31
ITEM 9B                  Other Information                                                                33

                                   PART III

ITEM 10                  Directors, Executive Officers, and Corporate Governance                          33
ITEM 11                  Executive Compensation                                                           36
ITEM 12                  Security Ownership of Certain Beneficial Owners and Management and Related
                         Stockholder Matters                                                              38
ITEM 13                  Certain Relationships and Related Transactions, and Director Independence        39

ITEM 14                  Principal Accounting Fees and Services                                           40

                                     PART IV

ITEM 15                  Exhibits, Financial Statement Schedules                                          40
SIGNATURES                                                                                                42



This  Amendment to the Annual Report on Form 10-K is filed to make  revisions to
Part I, Item 1, Part II, Items 8 and 9 and to Exhibit 31.1.

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

Business Activities and Recent Developments

Our business operations are in the exploration and development of oil and gas in the exploration of North America including unconventional natural gas in the Rocky Mountain region. Specifically, in the area described below:

         -       Raton Basin, Colfax County New Mexico; and
         -       Natrona County, Wyoming.



At this time, the Company is in the exploration stage of its operational activities and does not have production activities.


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


Exploration History


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

Raton Basin Geology


We intend to explore for coal bed methane from the high quality bituminous coal resource of the Raton Basin. The basin is a large asymmetric sedimentary trough that developed along the western margin of an ancient Rocky Mountain seaway during the Cretaceous and Tertiary period between 65 to 45 million years ago. Today, the geologic history of what was once a lush tropical coastline and alluvial plain cut by meandering rivers, which subsequently underwent deep burial, tectonism, igneous intrusion, and uplift, is recorded in the rocks of the region; the continued exploration of the basin by geologists is increasing the understanding of the coal bed methane resource base and identifying new hydrocarbon systems and additional unconventional reservoir types.

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


The Company's future exploration and drilling activities may not be successful, and our management cannot be sure that our overall drilling success rate or the Company's drilling success rate for activity within a particular area will not decline. In addition, the wells that we drill may not recover all or any portion of the Company's capital investment in the wells, infrastructure or the underlying leaseholds. We are currently in the early stages of evaluating our acreage in northern New Mexico for development and we can offer no assurance that the development of any projects will occur as scheduled or that actual results will be in line with any initial estimates. Unsuccessful drilling activities could negatively affect our results of operations and financial condition. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including: o unexpected drilling conditions;

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

During the year ended April 30, 2008, the Company used cash of $347,287 in its operating activities. During the year ended April 30, 2008, net losses of $2,537,051 were adjusted for $240 in depreciation, $429,645 in debt relief, $1,298,603 in losses on a claim release, $12,035 in unrealized losses on marketable securities, $448,340 in consulting expense for stock and options issued and $107,120 in amortization of stock issued for consulting services.

The Company used funds of $423,833 in its investment activities. We expended $423,833 in connection with wells in process. The Company was used funds of $188,678 from investing activities during the year ended April 30, 2008. We expended $188,678 on assets.

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



Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of April 30, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.




Based on that evaluation, the Chief Executive Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of April 30, 2009.


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


Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2009. We believe that internal control over financial reporting is not effective. While we have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations, the fact that we are a small business with limited employees causes a weakness in internal controls over the segregation of duties.


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
www.larryodonnellcpa.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Sun River Energy, Inc.


I have audited the accompanying balance sheet of Sun River Energy, Inc. as of April 30, 2009 and 2008 , and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period October 22, 2002 (inception) to April 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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


/s/Larry O'Donnell
------------------
Larry O'Donnell, CPA, PC
August 12, 2009




                                SUN RIVER ENERGY
                         (An Exploration Stage Company)
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

                                      F-2




                             SUN RIVER ENERGY, INC.
                         (An Exploration Stage Company)
                            Statements of Operations







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

                                      F-3



                             SUN RIVER ENERGY, INC.
                          (An Exploration Stage Company)
                  Statements of Stockholder's Equity (Deficit)
            From October 22, 2002 (Inception) through April 30, 2009




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


                                      F-4



                             SUN RIVER ENERGY, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows




                                                                                   Year ended              October 22, 2002
                                                                                    April 30,               (Inception) to
                                                                       -------------------------------
                                                                           2009              2008           April 30, 2009
                                                                       --------------    -------------     -----------------
Cash Flows from Operating Activities

     Net Loss                                                            $(2,827,376)     $(2,537,051)         $ (6,375,866)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                            420              240                   660
         Debt relief                                                               -         (429,645)             (429,645)
         Loss on claim release                                                     -        1,298,603             1,298,603
         Unrealized loss on marketable securities                            (40,765)         (12,035)                    -
         Stock and warrants issued for services and interest               2,252,310          448,340             2,855,150
         Amortization of consulting stock                                      7,880          107,120               115,000
         Decrease in current assets                                           52,600        1,399,400                52,800
         Increase in accounts payable and accrued expenses                   349,351           72,315               926,964
                                                                       --------------    -------------     -----------------
Net Cash Used by Operating Activities                                       (205,580)        (347,287)           (1,556,334)
                                                                       --------------    -------------     -----------------
Cash Flows from Investing Activities
     Increase in fixed assets                                                      -           (1,200)               (1,200)
     Increase in other assets                                               (423,833)        (187,478)             (611,311)
     Acquisition - net of cash acquired                                            -                -              (813,001)
                                                                       --------------    -------------     -----------------
Net Cash Used for Investing Activities                                      (423,833)        (188,678)            (1,425,512)
                                                                       --------------    -------------     -----------------
Cash Flows from Financing Activities
     Stock issued for cash                                                         -                -             1,444,750
     Stock issued for debt/assets                                            125,000                -             1,115,000
     Proceeds from/(Payments to) notes payable                               531,226          243,959               481,822
     Proceeds from/(Payments to) notes payable - related party                     -         (408,102)                    -
     Merger accounting                                                             -                -               (20,875)
                                                                       --------------    -------------     -----------------
Net Cash Provided by Financing Activities                                    656,226         (164,143)            3,020,697
                                                                                                            `
Net Increase in Cash & Cash Equivalents                                       26,813           (5,534)               38,851

Beginning Cash & Cash Equivalents                                             12,038           17,572                     -

Ending Cash & Cash Equivalents                                              $ 38,851         $ 12,038              $ 38,851
                                                                       ==============    =============     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                              $ -              $ -              $ 13,739
                                                                       ==============    =============     =================
     Cash paid for income taxes                                                  $ -              $ -                   $ -
                                                                       ==============    =============     =================
NON-CASH TRANSACTIONS
     Stock issued for debt                                                 $ 125,000              $ -             $ 275,000
     Stock issued for marketable securities                                        -                -               400,000
     Stock issued for other assets                                                 -                -               440,000
     Stock issued for services                                               228,250                -               382,750
     Return of leases for cancellation of debt                                     -        7,040,000             7,040,000
                                                                       --------------    -------------     -----------------
          Total non-cash transactions                                      $ 353,250       $7,040,000            $8,537,750
                                                                       ==============    =============     =================


The accompanying notes are an integral part of these financial statements.


                                      F-5

                             SUN RIVER ENERGY, INC.
                          (An Exploration Stage Company)
                          Notes to Financial Statements
                        For the Year Ended April 30, 2009


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

                                                     SUN RIVER ENERGY, INC.


Date:  December 2, 2009                               By: /s/ Redgie T. Green
                                                         -------------------
                                                             Redgie T. Green,
                                                             President and Chief
                                                             Executive Officer
                                                             and Principal
                                                             Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  December 2, 2009                              By: / s/Redgie T. Green
                                                         -------------------
                                                            Redgie T. Green,
                                                            Chief Executive
                                                            Office and Director

Date:  December 2, 2009                              By: /s/ Stephen W. Weathers
                                                         -----------------------
                                                             Stephen W. Weathers
                                                             Director

Date:  December 2, 2009                              By: /s/ Thomas Anderson
                                                         -------------------
                                                             Thomas Anderson,
                                                             Director


Date:  December 2, 2009                              By: /s/David Surgnier
                                                         -----------------------
                                                            David Surgnier,
                                                            Director