Form 10-Q
period 2009-10-31
SUN RIVER ENERGY, INC
filed 2009-12-21
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 000-27485

                             SUN RIVER ENERGY, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                    84-1491159
         -----------------------------------------------------------
      (State of Incorporation)                (IRS Employer ID Number)

                       7609 Ralston Road, Arvada, CO 80002
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-422-8127
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of December 18, 2009, there were 18,377,995 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----

         Balance Sheets - October 31, 2009 and April 30, 2009 (Audited)                    F-1

         Statements of Operations -
                  Three and Six months ended  October 31, 2009 and 2008 and From
                  October 22, 2002 (Inception) to October 31, 2009                         F-2

         Statements of Changes in Shareholders' Deficit -
                   From October 22, 2002 (Inception) to October 31, 2009                   F-3

         Statements of Cash Flows -
                  Six months ended October 31, 2009 and 2008 and
                  From October 22, 2002 (Inception) to October 31, 2009                    F-4

         Notes to the Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4.  Controls and Procedures                                                            4

Item 4T.  Controls and Procedures                                                           4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  5

Item 1A. Risk Factors - Not Applicable                                                      5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   6

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               6

Item 5.  Other Information - Not Applicable                                                 6

Item 6.  Exhibits                                                                           6

SIGNATURES                                                                                  7


                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                           October 31,        April 30,
                                                                               2009              2009
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash and cash equivalents                                        $ 41,804          $ 38,851
                                                                          ---------------   ---------------
        Total Current Assets                                                      41,804            38,851
                                                                          ---------------   ---------------
        Fixed Assets, net of depreciation $1,740 and $1,200, respectively              -               540

        Other assets:
               Leases                                                            220,000           220,000
               Mineral rights                                                    100,000           100,000
               Wells in process and advances                                     678,781           675,310
                                                                          ---------------   ---------------
        Total Other Assets                                                       998,781           995,310
                                                                          ---------------   ---------------

Total Assets                                                                 $ 1,040,585       $ 1,034,701
                                                                          ===============   ===============

Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                $ 526,428         $ 320,589
               Accrued interest payable                                          120,576           168,866
               Accrued litigation expense                                        400,000           400,000
               Drilling bonds payable                                             37,508            37,508
               Notes payable                                                     713,058         1,350,780
                                                                          ---------------   ---------------
        Total Current Liabilities                                              1,797,570         2,277,743

Stockholders'  Deficit

        Common stock, $0.0001 par value; 100,000,000 shares
          authorized, 17,957,995 and 16,317,423 shares issued and
          outstanding at October 31, 2009 and April 31, 2009, respectively         1,796             1,632
        Additional paid-in capital                                             4,611,206         3,135,132
        APIC unexercised warrants                                              2,129,700         1,996,060
        Deficit accumulated during the development stage                      (7,499,713)       (6,375,866)
                                                                          ---------------   ---------------
               Total Stockholders' Deficit                                      (757,011)       (1,243,042)
                                                                          ---------------   ---------------
Total Liabilities and Stockholders' Deficit                                  $ 1,040,559       $ 1,034,701
                                                                          ===============   ===============

See the notes to these financial statements.

                                      F-1





                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months Ended                For the Six Months Ended
                                                                October 31,                              October 31,
                                                          2009                2008                 2009                2008
                                                    -----------------   -----------------    -----------------   -----------------
Revenue:                                                         $ -                 $ -                  $ -                 $ -
                                                    -----------------   -----------------    -----------------   -----------------
Operational expenses:
         Consulting expenses                                 407,400                   -              833,997               7,880
         Director fees                                             -                   -                    -                   -
         Depreciation                                            540                  60                  540                 120
         Lease expenses                                            -               1,969                    -                   -
         Litigation expense                                        -                   -                    -                   -
         General and administrative expenses                 139,966               5,814              304,624              12,480
                                                    -----------------   -----------------    -----------------   -----------------
                 Total operational expenses                  547,906               7,843            1,139,161              20,480
                                                    -----------------   -----------------    -----------------   -----------------
Net loss from operations                                    (547,906)             (7,843)          (1,139,161)            (20,480)
                                                    -----------------   -----------------    -----------------   -----------------
Other Income (Expenses)
         Interest income                                           -                   -                    -                   3
         Interest expense                                    (29,783)            (15,104)             (60,459)            (30,075)
         Debt relief                                          75,773                   -               75,773                   -
         Loss on claim release                                     -                   -                    -                   -
         Realized loss on sale of assets                           -                   -                    -             (44,034)
         Unrealized gain (loss) on investments                     -                   -                    -              40,765
                                                    -----------------   -----------------    -----------------   -----------------
                                                              45,990             (15,104)              15,314             (33,341)
                                                    -----------------   -----------------    -----------------   -----------------
Net loss                                                  $ (501,916)          $ (22,947)         $(1,123,847)          $ (53,821)
                                                    =================   =================    =================   =================
Per share information

Net loss per common share
         Basic                                      $               *   $               *    $               *   $               *
         Fully diluted                                              *                   *                    *                   *
                                                    =================   =================    =================   =================
Weighted average number of common
         stock outstanding                                                    15,208,583                               15,142,175
                                                    =================   =================    =================   =================
         * Less than $(0.01) per share.


See the notes to these financial statements.

                                      F-2

                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      October 22, 2002
                                                       (inception) to
                                                      October 31, 2008
                                                    ----------------------
Revenue:                                                              $ -
                                                    ----------------------
Operational expenses:
         Consulting expenses                                    3,772,823
         Director fees                                            112,500
         Depreciation                                               1,200
         Lease expenses                                           689,521
         Litigation expense                                       400,000
         General and administrative expenses                      464,222
                                                    ----------------------
                 Total operational expenses                     5,440,266
                                                    ----------------------
Net loss from operations                                       (5,440,266)
                                                    ----------------------
Other Income (Expenses)
         Interest income                                            2,112
         Interest expense                                      (1,022,635)
         Debt relief                                              505,418
         Loss on claim release                                 (1,298,603)
         Realized loss on sale of assets                         (245,739)
         Unrealized gain (loss) on investments                          -
                                                    ----------------------
                                                               (2,059,447)
                                                    ----------------------

Net loss                                                     $ (7,499,713)
                                                    ======================

See the notes to these financial statements.




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
           From October 22, 2002 (Inception) through October 31, 2009
                                   (Unaudited)

                                                                                       Deficit
                                       COMMON STOCK          Additional     APIC       Accum. During  Total
                                                             Paid-in     Unexercised  Development    Stockholders'
                                   # of Shares   Amount      Capital       Warrants     Stage       Deficit
                                  ----------    ---------   ----------   ----------   ----------   -----------


Balance - October 22, 2002                -          $ -          $ -          $ -          $ -           $ -
Stock issued for cash                 1,000            1           49            -            -            50
Net Loss for Period                       -            -            -            -          (50)          (50)
                                  ----------     --------   ----------   ----------   ----------   -----------
Balance - December 31, 2002           1,000            1           49            -          (50)            -
                                  ----------     --------   ----------   ----------   ----------   -----------
Net Loss for Year                         -            -            -            -            -             -
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - December 31, 2003           1,000            1           49            -          (50)            -
                                  ----------    ---------   ----------   ----------   ----------   -----------
Net Loss for Year                         -            -            -            -            -             -
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - December 31, 2004           1,000            1           49            -          (50)            -
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of shares for Merger     9,033,333          903      436,763            -            -       437,666
Merger accounting                   484,500           48      (20,923)           -            -       (20,875)
Value of subsidiary in excess
 of related party's basis                 -            -     (866,667)           -            -      (866,667)
Net Loss for Year                         -            -            -            -     (350,050)     (350,050)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - April 30, 2006          9,518,833          952     (450,778)           -     (350,100)     (799,926)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of Stock for Cash          795,000           80      397,420            -            -       397,500
     at $0.50 per share plus
     warrant at $0.75
Issuance of Stock for Debt          242,935           24      149,976            -            -       150,000
     at $0.62 per share
Issuance of Stock for Marketable
     Securities                     800,000           80      399,920            -            -       400,000
     at $0.50 per share
Issuance of Stock for Services      309,000           31      154,469            -            -       154,500
     at $0.50 per share
Issuance of Stock for Lease
     acquisition                    880,000           88      439,912            -            -       440,000
Issuance of Stock for Cash        2,200,000          220    1,099,780            -            -     1,100,000
Net Loss for Year                                                                -     (661,339)     (661,339)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - April 30, 2007          14,745,768       1,475    2,190,699            -    (1,011,439)   1,180,735
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of Stock for Services      310,000           31      468,969            -            -       469,000
      at $1.51 per share
Issuance of Stock for Interest       20,000            2       50,998            -            -        51,000
      at $2.55 per share
Options issued                            -            -       43,340            -            -        43,340
Net Loss for Year                         -            -            -            -    (2,537,051)  (2,537,051)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - April 30, 2008          15,075,768       1,508    2,754,006            -    (3,548,490)    (792,976)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of Stock for Services
      at average price of $0.47     485,000           48      228,202            -            -       228,250
Issuance of Stock for Interest
      at average price of $0.28     100,000           10       27,990            -            -        28,000
Issuance of Stock in exchange for
      debt at an average price of
      $0.25                        $500,000           50      124,950            -            -       125,000
Exchange stock for cashless
      warrants                      156,655           16          (16)           -            -             -
Warrants issued for services              -            -            -       36,060            -        36,060
Warrants issued to directors              -            -            -    1,960,000            -     1,960,000
Net loss for year                         -            -            -            -    (2,827,376)  (2,827,376)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - April 30, 2009          16,317,423       1,632    3,135,132    1,996,060    (6,375,866)  (1,243,042)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of stock for conversion
      of promissory notes         1,024,036          102      255,907            -            -       256,009
Issuance of stock for debt payment  287,545           29      572,250            -            -       572,279
Issuance of stock for services      299,500           30      647,920            -            -       647,950
Issuance of stock for cashless                                                                              -
     warrant exercise                29,491            3           (3)           -            -             -
Issuance of warrants for services         -            -            -      133,640            -       133,640
Net loss for period                       -            -            -            -    (1,123,847)  (1,123,847)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - October 31, 2009        17,957,995     $ 1,796    $4,611,206   $2,129,700   $(7,499,713) $ (757,011)
                                  ==========    =========   ==========   ==========   ==========   ===========



See the notes to these financial statements.


                                      F-4



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                         October 22, 2002
                                                                        For the Six Months Ended           (Inception) to
                                                                              October 31,                  October 31,
                                                                        2009               2008                2009
                                                                   ---------------    ---------------   --------------------
Cash Flows from Operating Activities:
        Net Loss                                                     $ (1,123,847)         $ (53,821)          $ (7,499,713)

Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation                                                          540                120                  1,200
        Unrealized gain on marketable securities                                -            (40,765)                     -
        Equity issued for services and interest                           781,590                  -              3,636,740
        Amortization of consulting stock                                        -              7,880                115,000
        Gain on debt                                                      (75,773)                                  (75,773)
Changes in current assets and liabilities:
        Decrease in current assets                                              -             52,600                      -
        Increase in accounts payable                                      403,390             40,001              1,299,546
                                                                   ---------------    ---------------   --------------------
Net Cash (Used) Received by Operating Activities                          (14,100)             6,015             (2,523,000)
                                                                   ---------------    ---------------   --------------------
Cash Flows from Investing Activities:
        Increase in fixed assets                                                -                  -                 (1,200)
        Increase in other assets                                                -            (24,496)              (611,311)
        Acquisition - net of cash acquired                                      -                  -               (813,001)
                                                                   ---------------    ---------------   --------------------
Net Cash used in investing activities                                           -            (24,496)            (1,425,512)

Cash Flows from Financing Activities:
        Common stock issued for cash                                            -                  -              1,444,750
        Common stock issued for debt/assets                                     -                  -              1,115,000
        Proceeds (Payments) from advances                                  37,053                  -                 37,053
        Proceeds (Payments) from notes payable                            (20,000)             6,600              1,330,780
        Merger accounting                                                       -                  -                (20,875)
                                                                   ---------------    ---------------   --------------------
Net Cash Provided by Financing Activities                                  17,053              6,600              3,906,708
                                                                   ---------------    ---------------   --------------------
Net increase (decrease) in Cash                                             2,953            (11,881)               (41,804)

Cash and Cash Equivalents - Beginning of Period                            38,851             12,038                      -
                                                                   ---------------    ---------------   --------------------
Cash and Cash Equivalents - End of Period                                $ 41,804              $ 157              $ (41,804)
                                                                   ===============    ===============   ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                        $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
        Cash paid for income taxes                                            $ -                $ -                    $ -
                                                                   ===============    ===============   ====================
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
        Issuance of common stock for payment of
               debt                                                     $ 828,289                $ -            $ 1,103,289
                                                                   ===============    ===============   ====================
        Issuance of common stock for marketable
               securities                                                     $ -                $ -              $ 400,000
                                                                   ===============    ===============   ====================
        Issuance of common stock for other assets                             $ -                $ -              $ 440,000
                                                                   ===============    ===============   ====================
        Issuance of equity for services                                 $ 781,590                $ -            $ 1,164,340
                                                                   ===============    ===============   ====================

See the notes to these financial statements.

                                      F-5

                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    For the Six Months Ended October 31, 2009
                                   (Unaudited)

Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies:

Organization:

Sun River Energy, Inc. (the Company) was incorporated on October 22, 2009, under the laws of the State of Colorado.

The Company is an independent energy company engaged in the, exploration of North American unconventional natural gas properties and conventional oil and gas exploration. Its intended operations are principally energy prospects in the Rocky Mountain region including a coal bed methane prospect located in the Raton Basin in Northern New Mexico and the Company is seeking other opportunities.

Basis of Presentation:

 Development Stage Company

The Company has not earned any significant revenues from its limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise". Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

Going Concern

The Company's financial statements for the six months ended October 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,123,847 for the six months ended October 31, 2009 ($501,916 for the three months ended October 31, 2009) and an accumulated deficit during the development stage of $7,499,713 as of October 31, 2009. At October 31, 2009, the Company's total current liabilities exceed total current assets by $1,755,766.

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

During the six months ended October 31, 2008, the Company had liquidated all of the shares of common stock of Momentum. These securities are no longer carried on the books of the Company.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized gain on marketable securities of $40,765 during the six months ended October 31, 2008.

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $44,035 during the six months ended October 31, 2008.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and notes payable is considered to be representative of its fair value because of the short-term nature of this financial instrument.

Stock-Based Compensation

Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expenses on a straight-line basis over the requisite service period, which is the vesting period.

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock (see below). During the six months ended October 31, 2009, the Company issued 120,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $292,200 (a range of $1.80 to $2.73 per share, based on closing market prices on the date of issuance.) During the six months ended October 31, 2009, warrants exercisable for 120,000 shares were issued by the Company. During the six months ended October 31, 2009, the warrants exercisable for 120,000 shares had exercise prices ranging from $1.90 to $2.73 per share. The total fair value of the options at the date of grant was $133,640 and was recorded as consulting expense. The warrants have a term of two years and exercise prices ranging from $1.90 to $2.73 per share. The warrants were valued using the Black-Scholes model.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Loss Per Share

The Company provides a dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 15, 2009, which did not have a material impact on our financial statements.
There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Note 2 - Leases and Mineral Rights:

Mineral Rights - New Mexico

The Mineral rights in New Mexico are valued at $100,000, which is based on the predecessor basis in mineral rights.

Note 3 - Notes Payable:

In March 2009, the Company issued a 4.0% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $88,230. The note is due on demand and requires a monthly payment of $10,000. At October 31, 2009, the note has a principal balance of $68,230 and accrued interest of $1,833.

In February 2008, the Company issued an 18% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $373,540. The note is due on demand. At October 31, 2009, the note has a principal balance of $373,540 and accrued interest of $96,895. On October 31, 2009, the Board of Directors approved the issuance of 241,249 shares of the Company's restricted common stock as payment of the principal and accrued interest.

In December 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $75,000 to support operations. In June 2009, the Company issued 100,000 shares of its common stock in payment of $25,000 of the outstanding principal ($0.25 per share). The note is due on demand. At September 16, 2009, the note has an outstanding principal balance of $50,000 and accrued interest of $6,916. On September 16, 2009, the Company issued 200,000 shares its common stock in payment of the remaining $50,000 in principal ($0.25 per share).

In October 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $40,627 to support operations. The note has a due on demand. At October 31, 2009, the note has an outstanding principal balance of $40,627 and accrued interest of $4,742.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855. The note is due on demand. During the three months ended July 31, 2009, $69,154 in principal of the promissory note was converted into 324,036 shares of the Company's common stock ($0.25 per share). At October 31, 2009, the note has an outstanding balance of $142,701 and accrued interest of $18,203.

In April 2006, in exchange for $150,000, the Company issued a 6% secured corporate promissory note. The note is secured by certain leases held by the Company. At October 31, 2009, the note has an outstanding principal balance of $6,637 and accrued interest of $997.

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. During the six months ended July 31, 2009, principal in the amount of $100,000 was converted into 400,000 shares of the Company's common stock ($0.25 per share). At October 31, 2009, the notes have an unpaid principal balance of $338,290 and accrued interest of $63,973. In November 2009, $23,763 in principal was converted into 95,052 shares of the Company's common stock ($0.25 per share).

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

Common Stock

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock (see Warrants below). During the six months ended October 31, 2009, the Company issued 120,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $292,200 (a range of $1.80 to $2.73 per share, based on closing market prices on the date of issuance.) In addition, the Consulting Agreement provides for a one-time payment of 50,000 shares of the Company's restricted common stock. These shares were issued during the three months ended July 31, 2009 and the Company recognized an expense of $110,000 ($2.20 per share based on closing market prices on the date of issuance.)

During the six months ended October 31, 2009, the Company issued 65,000 shares of its restricted common stock to individuals in return for their services on the Company's advisory board. The Company recognized an expense of $151,500 (at prices ranging from $1.95 to $2.50 per share based on closing market prices at the date of issuance.)

During the six months ended October 31, 2009, the Company issued 40,000 shares of its restricted common stock to Mr. Kelloff and Mr. Leaver for their services as officers of the Company (40,000 and 10,000 shares, respectively). The Company recognized an expense of $83,500 ($1.95 and $2.50 per share based on closing market prices at the date of issuance.)

During the six months ended October, 2009, the Company issued 4,500 shares of its restricted common stock to an unrelated third party for services in the maintenance of the Company's website. The Company has recognized an expense of $11,250 ($2.50 per share based on closing market prices at the date of issuance.)

During the six months ended October 31, 2009, the Company issued 1,024,036 shares of its common stock to holders of promissory notes as payment of principal of $244,154 and accrued interest of $11,855 ($0.25 per share.) (See
Note 3)

During the six months ended October 31, 2009, the Company issued 287,545 shares of its restricted common stock to vendors as payment for outstanding amounts totaling $560,712 ($1.95 per share based on closing market price at the date of issuance.)

During the six months ended October 31, 2009, the Company issued 29,491 shares of its restricted common stock as a result of the cashless exercise of a warrant for 40,000 shares of the Company's common stock.

Warrants

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock. During the six months ended October 31, 2009, the Company issued 120,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $292,020 in connection with the issuance of the common stock. During the six months ended October 31, 2009, warrants exercisable for 120,000 shares were issued by the Company. The warrants have a term of 2 years, exercises prices based on closing market price on the last day of the month of issuance and provide for a cashless exercise.

During the six months ended October 31, 2009, the warrants exercisable for 120,000 shares had exercise prices ranging from $1.90 to $2.73 per share. The total fair value of the options at the date of grant was $67,020 and was recorded as consulting expense. The Company used the following assumptions to determine the fair value of warrant grants during the six months ended October 31, 2009:

                                                                     2009
                                                                     ----

                       Expected life                                1 year
                       Volatility                                  128% -  151%
                       Risk-free interest rate                     4.5% - 4.75%
                       Dividend yield                                        0

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

A summary of warrant activity for the six months ended October 31, 2009 is presented below:






                                                                               Weighted Average
                                             Shares Under       Weighted          Remaining
                                               Warrant          Average        Contractual Life       Aggregate
                                                             Exercise Price                        Intrinsic Value

Outstanding at May 1, 2009                       1,440,000        $     2.00          1.93 years           $      -
  Granted                                          120,000                 -          1.92 years                  -
  Exercised                                       (40,000)              0.54                   -                  -
  Expired                                               -                  -                   -                  -
                                                 ---------          --------          ----------            --------
Outstanding at October 31, 2009                  1,520,000          $   2.00          1.93 years           $      -
                                                 =========          ========           ==========           ========

During the six months ended October 31, 2009, the Company issued 29,491 shares of its restricted common stock in connection with the cashless exercise of a warrant exercisable for 40,000 shares.

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

On September 24, 2009, LPC Investments filed suit in the District Court of Jefferson County, Colorado against the Company. Among other things, the suit asks that the Court issue a declaratory judgment in requesting that 2.2 million shares previously purchased by LPC Investments (the Disputed Shares) are indeed owned by LPC Investments, and to direct the Company to co-operate with LPC Investment's outstanding legend removal requests submitted to the Company's transfer agent by LPC Investments. LPC Investments is also seeking payment of attorney fees and costs. In that same litigation, on October 2, 2009, the Company filed Counterclaims and Third Party Claims in the District Court of Jefferson County, Colorado against LPC Investments and Kevin Paul. The claims and the relief sought by the Company are substantially similar to the claims and relief previously sought in the Douglas County litigation.

Following a hearing on October 9, 2009, the District Court denied the Company's notion to compel LPC Investments to deliver the Disputed Shares to the Company, and issued findings relating to an option contract that existed between the Company and LPC Investments. Among other things, the Court found that the Company was in material breach of the contract as March 1, 2009 and that a material breach deprives the breaching part of the right to demand performance from the other party.

The Company has evaluated it activities subsequent to the quarter ended October 31, 2009 and found no other reportable subsequent events, then those disclosed above.

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

OVERVIEW

The Company had no revenues during the six months ended October 31, 2009. The Company has minimal capital and minimal cash.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended October 31, 2009 compared to the Three Months Ended October 31, 2008.

During the three months ended October 31, 2009 and 2008, the Company did not recognize any revenues from its operating activities.

During the three months ended October 31, 2009, operating expenses were $547,906 compared to $7,843 during the three months ended October 31, 2008. The $540,063 increase is a result of the $407,400 increase in consulting expenses and increase of $134,152 in general and administrative expenses. Consulting expenses increased as a result of the expenses associated with the issuance of the Company's common stock and warrants for services, as discussed below. The increase of $134,152 in general and administrative expenses was a result of the Company's increased legal activities and increased administrative activities.

The Company recognized interest expense of $29,783 during the three months ended October 31, 2009 compared to $15,104 for the same period in 2008.

During the three months ended October 31, 2009, the Company recognized a net loss of $501,916, compared to a net loss of $22,947 for the comparable three months in 2008. The increase of $478,969 was due to the $540,063 increase in operating expenses combined with the $14,679 increase in interest expense discussed above, offset by a $75,773 gain in the write off of debt.

Results of Operations for the Six Months Ended October 31, 2009 compared to the Six Months Ended October 31, 2008.

During the six months ended October 31, 2009 and 2008, the Company did not recognize any revenues from its operating activities.

During the six months ended October 31, 2009, operating expenses were $1,139,161 compared to $20,480 during the six months ended October 31, 2008. The $1,118,681 increase is a result of the $833,997 increase in consulting expenses and increase of $164,658 in general and administrative expenses. Consulting expenses increased as a result of the expenses associated with the issuance of the Company's common stock and warrants for services, as discussed below. The increase of $164,658 in general and administrative expenses was a result of the Company's increased legal activities and increased administrative activities.

The Company recognized interest expense of $60,459 during the six months ended October 31, 2009 compared to $30,075 for the same period in 2008.

During the six months ended October 31, 2009, the Company recognized a net loss of $1,123,847, compared to a net loss of $53,821 for the comparable six months in 2008. The increase of $1,070,026 was due to the $1,118,681 increase in operating expenses combined with the $30,384 increase in interest expense discussed above, offset by a $75,773 gain in the write off of debt.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2009, the Company had cash and cash equivalents of $41,804 constituting all of the Company's current assets. At October 31, 2009, the Company had total liabilities of $1,797,570, all current. Total liabilities at October 31, 2009, included accounts payable of $526,428, accrued interest payable of $120,576, accrued litigation expense of $400,000, $37,508 in drilling bonds payable and $713,058 in notes payable. At October 31, 2009, the Company had a working capital deficit of $1,755,766.

The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

During the six months ended October 31, 2009, the Company used cash of $14,100. Net losses of $1,123,847 were adjusted for the non-cash item of $781,590 in expenses paid for by the issuance of the Company's stock and warrants, depreciation of $540 and a $75,773 gain on debt. During the six months ended October 31, 2008, the Company received cash of $6,015 from its operational activities. Net losses of $53,821 during the six months ended October 31, 2008 were adjusted for non-cash items of $120 in depreciation expenses, an unrealized gain on investment of $40,675, and amortization expense of $7,880 for consulting stock.

During the six months ended October 31, 2009, the Company did not receive or use cash in its investing activities. During the six months ended October 31, 2008, the Company used $24,496 in its investing activities for the purchase of other assets.

During the six months ended October 31, 2009, the Company received $17,053 from its financing activities. During the six months ended October 31, 2008, the Company received $6,600 fromits financing activities.

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock. During the six months ended October 31, 2009, the Company issued 120,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $292,020 in connection with the issuance of the common stock. During the six months ended October 31, 2009, warrants exercisable for 120,000 shares were issued by the Company. The warrants have a term of 2 years, exercises prices based on closing market price on the last day of the month of issuance and provide for a cashless exercise.

In addition, the Consulting Agreement provides for a one-time payment of 50,000 shares of the Company's restricted common stock. These shares were issued during the three months ended July 31, 2009 and the Company recognized an expense of $110,000 ($2.20 per share based on closing market prices on the date of issuance.)

During the six months ended October 31, 2009, the Company issued 65,000 shares of its restricted common stock to individuals in return for their services on the Company's advisory board. The Company recognized an expense of $151,500 (at prices ranging from $1.95 to $2.50 per share based on closing market prices at the date of issuance.)

During the six months ended October 31, 2009, the Company issued 40,000 shares of its restricted common stock to Mr. Kelloff and Mr. Leaver for their services as officers of the Company (40,000 and 10,000 shares, respectively). The Company recognized an expense of $83,500 ($1.95 and $2.50 per share based on closing market prices at the date of issuance.)

During the six months ended October, 2009, the Company issued 4,500 shares of its restricted common stock to an unrelated third party for services in the maintenance of the Company's website. The Company has recognized an expense of $11,250 ($2.50 per share based on closing market prices at the date of issuance.)

During the six months ended October 31, 2009, the Company issued 287,545 shares of its restricted common stock to vendors as payment for outstanding amounts totaling $560,712 ($1.95 per share based on closing market price at the date of issuance.)

During the six months ended October 31, 2009, the Company issued 29,491 shares of its restricted common stock as a result of the cashless exercise of a warrant for 40,000 shares of the Company's common stock.

In March 2009, the Company issued a 4.0% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $88,230. The note is due on demand and requires a monthly payment of $10,000. At October 31, 2009, the note has a principal balance of $68,230 and accrued interest of $1,833.

In February 2008, the Company issued an 18% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $373,540. The note is due on demand. At October 31, 2009, the note has a principal balance of $373,540 and accrued interest of $96,895. On October 31, 2009, the Board of Directors approved the issuance of 241,249 shares of the Company's restricted common stock as payment of the principal and accrued interest.

In December 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $75,000 to support operations. In June 2009, the Company issued 100,000 shares of its common stock in payment of $25,000 of the outstanding principal ($0.25 per share). The note is due on demand. At September 16, 2009, the note has an outstanding principal balance of $50,000 and accrued interest of $6,916. On September 16, 2009, the Company issued 200,000 shares its common stock in payment of the remaining $50,000 in principal ($0.25 per share).

In October 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $40,627 to support operations. The note has a due on demand. At October 31, 2009, the note has an outstanding principal balance of $40,627 and accrued interest of $4,742.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855. The note is due on demand. During the three months ended July 31, 2009, $69,154 in principal of the promissory note was converted into 324,036 shares of the Company's common stock ($0.25 per share). At October 31, 2009, the note has an outstanding balance of $142,701 and accrued interest of $18,203.

In April 2006, in exchange for $150,000, the Company issued a 6% secured corporate promissory note. The note is secured by certain leases held by the Company. At October 31, 2009, the note has an outstanding principal balance of $6,637 and accrued interest of $997.

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. During the six months ended July 31, 2009, principal in the amount of $100,000 was converted into 400,000 shares of the Company's common stock ($0.25 per share). At October 31, 2009, the notes have an unpaid principal balance of $338,290 and accrued interest of $63,973. In November 2009, $23,763 in principal was converted into 95,052 shares of the Company's common stock ($0.25 per share).

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended October 31, 2009. We believe that internal control over financial reporting is not effective. While we have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations, the fact that we are a small business with limited employees causes a weakness in internal controls over the segregation of duties.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 24, 2009, LPC Investments filed suit in the District Court of Jefferson County, Colorado against the Company. Among other things, the suit asks that the Court issue a declaratory judgment in requesting that 2.2 million shares previously purchased by LPC Investments (the Disputed Shares) are indeed owned by LPC Investments, and to direct the Company to co-operate with LPC Investment's outstanding legend removal requests submitted to the Company's transfer agent by LPC Investments. LPC Investments is also seeking payment of attorney fees and costs. In that same litigation, on October 2, 2009, the Company filed Counterclaims and Third Party Claims in the District Court of Jefferson County, Colorado against LPC Investments and Kevin Paul. The claims and the relief sought by the Company are substantially similar to the claims and relief previously sought in the Douglas County litigation.

Following a hearing on October 9, 2009, the District Court denied the Company's notion to compel LPC Investments to deliver the Disputed Shares to the Company, and issued findings relating to an option contract that existed between the Company and LPC Investments. Among other things, the Court found that the Company was in material breach of the contract as March 1, 2009 and that a material breach deprives the breaching part of the right to demand performance from the other party.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from August 1, 2009 through October 31, 2009.


  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES      CONSIDERATION           CLASS OF PURCHASER
------------------ -------------------- ---------------- ----------------------- -----------------------------
     8/1/09           Common Stock          20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     8/1/09              Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     8/19/09          Common Stock          10,000           Consulting Fee          Business Associates
------------------ -------------------- ---------------- ----------------------- -----------------------------
     8/19/09          Common Stock          10,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     9/1/09           Common Stock          20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     9/1/09              Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     9/16/09          Common Stock          200,000      Payment of $50,000 on        Business Associate
                                                         promissory note
------------------ -------------------- ---------------- ----------------------- -----------------------------
     9/25/09          Common Stock          10,000           Consulting Fee                Officer
------------------ -------------------- ---------------- ----------------------- -----------------------------
     10/1/09             Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     10/1/09          Common Stock          20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
    10/14/09          Common Stock          14,400        Cashless exercise of        Business Associate
                                                          warrant
------------------ -------------------- ---------------- ----------------------- -----------------------------
    10/31/09          Common Stock          20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
    10/31/09             Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
    10/31/09          Common Stock          10,000        Consulting Services         Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
    10/31/09          Common Stock          30,000        Consulting Services              Officer
------------------ -------------------- ---------------- ----------------------- -----------------------------
    10/31/09          Common Stock          287,545               Debt                     Vendors
------------------ -------------------- ---------------- ----------------------- -----------------------------


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





                             SUN RIVER ENERGY, INC.
                                  (Registrant)



Dated:   December 21, 2009                    By: /s/Redgie Green
                                                  -------------------
                                                     Redgie Green, Chief
                                                     Executive Officer &
                                                     Accounting Officer