Form 10-Q
period 2010-01-31
SUN RIVER ENERGY, INC
filed 2010-03-22
CIK 1066551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2010

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

                       1410 High Street, Denver, CO 80218
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (800)-669-6511
                           --------------------------
                         (Registrant's Telephone number)

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

As of March 19, 2010, there were 19,049,995 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets -January 31, 2010 and April 30, 2009 (Audited)                           F-1

         Statements of Operations -
                  Three and Nine months ended January 31, 2010 and 2009 and From
                  October 22, 2002 (Inception) to January 31, 2010                               F-2

         Statements of Changes in Shareholders' Deficit -
                   From October 22, 2002 (Inception) to January 31, 2010                         F-3

         Statements of Cash Flows -
                  Nine months ended January 31, 2010 and 2009 and
                  From October 22, 2002 (Inception) to January 31, 2010                          F-4

         Notes to the Financial Statements                                                       F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                                    4

Item 4T.  Controls and Procedures                                                                  4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         5

Item 1A. Risk Factors - Not Applicable                                                             5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                               5

Item 3.  Defaults Upon Senior Securities - Not Applicable                                          6

Item 4.  (Removed and Reserved)                                                                    6

Item 5.  Other Information - Not Applicable                                                        6

Item 6.  Exhibits                                                                                  6

SIGNATURES                                                                                         7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                           January 31,        April 30,
                                                                               2010              2009
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash and cash equivalents                                        $ 39,817          $ 38,851
               Deposit                                                            50,000                 -
                                                                          ---------------   ---------------
        Total Current Assets                                                      89,817            38,851
                                                                          ---------------   ---------------

        Fixed Assets, net of depreciation $1,740 and $1,200, respectively              -               540

        Other assets:
               Leases                                                            220,000           220,000
               Mineral rights                                                    100,000           100,000
               Wells in process and advances                                     678,781           675,310
                                                                          ---------------   ---------------
        Total Other Assets                                                       998,781           995,310
                                                                          ---------------   ---------------

Total Assets                                                                 $ 1,088,598       $ 1,034,701
                                                                          ===============   ===============

Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                $ 765,392         $ 320,589
               Accrued interest payable                                          149,360           168,866
               Accrued litigation expense                                        550,000           400,000
               Drilling bonds payable                                             37,508            37,508
               Notes payable                                                     466,939         1,350,780
                                                                          ---------------   ---------------
        Total Current Liabilities                                              1,969,199         2,277,743

Stockholders'  Deficit

        Common stock, $0.0001 par value; 100,000,000 shares
          authorized, 18,959,995 and 16,317,423 shares issued and
          outstanding at January 31, 2010 and April 31, 2009, respectively         1,896             1,632
        Additional paid-in capital                                             4,913,606         3,135,132
        APIC unexercised warrants                                              2,191,300         1,996,060
        Deficit accumulated during the development stage                      (7,987,403)       (6,375,866)
                                                                          ---------------   ---------------
               Total Stockholders' Deficit                                      (880,601)       (1,243,042)
                                                                          ---------------   ---------------
Total Liabilities and Stockholders' Deficit                                  $ 1,088,598       $ 1,034,701
                                                                          ===============   ===============

See the notes to these financial statements.

                                      F-1





                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                         For the Three Months Ended               For the Nine Months Ended
                                                               January 31,                              January 31,
                                                          2010                2009                 2010                2009
                                                    -----------------   -----------------    -----------------   -----------------
Revenue:                                                         $ -                 $ -                  $ -                 $ -
                                                    -----------------   -----------------    -----------------   -----------------
Operational expenses:
         Consulting expenses                                 155,487                   -            1,035,434               7,880
         Director fees                                             -                   -                    -                   -
         Depreciation                                              -                  60                  540                 180
         Lease expenses                                            -                   -                    -               4,158
         Litigation expense                                  150,000             400,000              150,000             400,000
         General and administrative expenses                 105,055               4,361              413,012              12,682
                                                    -----------------   -----------------    -----------------   -----------------
                 Total operational expenses                  410,542             404,421            1,598,986             424,900
                                                    -----------------   -----------------    -----------------   -----------------
Net loss from operations                                    (410,542)           (404,421)          (1,598,986)           (424,900)
                                                    -----------------   -----------------    -----------------   -----------------
Other Income (Expenses)
         Interest income                                         920               1,344                  920               1,347
         Interest expense                                    (28,785)            (79,936)             (89,244)           (110,011)
         Debt relief                                               -                   -               75,773                   -
         Loss on claim release                                     -                   -                    -                   -
         Realized loss on sale of assets                           -                   -                    -             (44,034)
         Unrealized gain (loss) on investments                     -                   -                    -              40,765
                                                    -----------------   -----------------    -----------------   -----------------
                                                             (27,865)            (78,592)             (12,551)           (111,933)
                                                    -----------------   -----------------    -----------------   -----------------
Net loss                                                  $ (438,407)         $ (483,013)         $(1,611,537)         $ (536,833)
                                                    =================   =================    =================   =================
Per share information

Net loss per common share
         Basic                                      $          (0.02)            $ (0.03)    $          (0.09)             $ (0.04)
         Fully diluted                                         (0.02)            $ (0.03)               (0.09)             $ (0.04)
                                                    =================   =================    =================   =================
Weighted average number of common
         stock outstanding                                18,311,778          15,232,421           17,479,385           15,232,421
                                                    =================   =================    =================   =================


See the notes to these financial statements.



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            October 22, 2002
                                                             (inception) to
                                                            January 31, 2010
                                                          ----------------------
Revenue:                                                                    $ -
                                                          ----------------------
Operational expenses:
         Consulting expenses                                          3,974,260
         Director fees                                                  112,500
         Depreciation                                                     1,200
         Lease expenses                                                 689,521
         Litigation expense                                             550,000
         General and administrative expenses                            572,610
                                                          ----------------------
                 Total operational expenses                           5,900,091
                                                          ----------------------
Net loss from operations                                             (5,900,091)
                                                          ----------------------
Other Income (Expenses)
         Interest income                                                  3,032
         Interest expense                                            (1,051,420)
         Debt relief                                                    505,418
         Loss on claim release                                       (1,298,603)
         Realized loss on sale of assets                               (245,739)
         Unrealized gain (loss) on investments                                -
                                                          ----------------------
                                                                     (2,087,312)
                                                          ----------------------
Net loss                                                           $ (7,987,403)
                                                          ======================
Per share information

Net loss per common share
         Basic
         Fully diluted

Weighted average number of common
         stock outstanding

         * Less than $(0.01) per share.


See the notes to these financial statements.



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
           From October 22, 2002 (Inception) through January 31, 2010
                                   (Unaudited)

                                                                                       Deficit
                                       COMMON STOCK          Additional    APIC       Accum. During  Total
                                                             Paid-in     Unexercised  Development    Stockholders'
                                   # of Shares   Amount      Capital       Warrants     Stage        Deficit
                                  ----------    ---------   ----------   ----------   ----------   -----------


Balance - October 22, 2002                -          $ -          $ -          $ -          $ -           $ -
Stock issued for cash                 1,000            1           49            -            -            50
Net Loss for Period                       -            -            -            -          (50)          (50)
                                  ----------    ---------   ----------   ----------   ----------   -----------

Balance - December 31, 2002           1,000            1           49            -          (50)            -
                                  ----------    ---------   ----------   ----------   ----------   -----------

Net Loss for Year                         -            -            -            -            -             -
                                  ----------    ---------   ----------   ----------   ----------   -----------

Balance - December 31, 2003           1,000            1           49            -          (50)            -
                                  ----------    ---------   ----------   ----------   ----------   -----------
Net Loss for Year                         -            -            -            -            -             -
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - December 31, 2004           1,000            1           49            -          (50)            -
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of shares for Merger     9,033,333          903      436,763            -            -       437,666
Merger accounting                   484,500           48      (20,923)           -            -       (20,875)
Value of subsidiary in excess
 of related party's basis                 -            -     (866,667)           -            -      (866,667)
Net Loss for Year                         -            -            -            -     (350,050)     (350,050)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - April 30, 2006          9,518,833          952     (450,778)           -     (350,100)     (799,926)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of Stock for Cash
     at $0.50 per share plus
      warrant at $0.75              795,000           80      397,420            -            -       397,500
Issuance of Stock for Debt
     at $0.62 per share             242,935           24      149,976            -            -       150,000
Issuance of Stock for Marketable
    Securities at $0.50 per share   800,000           80      399,920            -            -       400,000
Issuance of Stock for Services
     at $0.50 per share             309,000           31      154,469            -            -       154,500
Issuance of Stock for Lease
    acquisition                     880,000           88      439,912            -            -       440,000
Issuance of Stock for Cash        2,200,000          220    1,099,780            -            -     1,100,000
Net Loss for Year                         -            -            -            -      (661,339)    (661,339)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - April 30, 2007         14,745,768        1,475    2,190,699            -    (1,011,439)   1,180,735
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of Stock for Services
      at $1.51 per share            310,000           31      468,969            -            -       469,000
Issuance of Stock for Interest
      at $2.55 per share             20,000            2       50,998            -            -        51,000
Options issued                            -            -       43,340            -            -        43,340
Net Loss for Year                         -            -            -            -    (2,537,051)  (2,537,051)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - April 30, 2008         15,075,768        1,508    2,754,006            -    (3,548,490)    (792,976)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of Stock for Services
      at average price of $0.47     485,000           48      228,202            -            -       228,250
Issuance of Stock for Interest
      at average price of $0.28     100,000           10       27,990            -            -        28,000
Issuance of Stock in exchange for
      debt at an average price
       of $0.25                     500,000           50      124,950            -            -       125,000
Exchange stock for cashless
      warrants                      156,655           16          (16)           -            -             -
Warrants issued for services              -            -            -       36,060            -        36,060
Warrants issued to directors              -            -            -    1,960,000            -     1,960,000
Net loss for year                         -            -            -            -    (2,827,376)  (2,827,376)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - April 30, 2009         16,317,423        1,632    3,135,132    1,996,060    (6,375,866)  (1,243,042)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Issuance of stock for conversion
      of promissory notes         1,986,036          199      496,311            -            -       496,510
Issuance of stock for debt payment  287,545           29      572,250            -            -       572,279
Issuance of stock for services      339,500           33      709,916            -            -       709,949
Issuance of stock for cashless                                                                              -
     warrant exercise                29,491            3           (3)           -            -             -
Issuance of warrants for services         -            -            -      195,240            -       195,240
Net loss for period                       -            -            -            -    (1,611,537)  (1,611,537)
                                  ----------    ---------   ----------   ----------   ----------   -----------
Balance - January 31, 2010        18,959,995     $ 1,896   $4,913,606   $2,191,300   $(7,987,403)  $ (880,601)
                                  ==========    =========   ==========   ==========   ==========   ===========



See the notes to these financial statements.

                                      F-4



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                             October 22, 2002
                                                               For the Nine Months Ended      (Inception) to
                                                                     January 31,                January 31,
                                                                2010            2009               2010
                                                            --------------  --------------   ------------------
Cash Flows from Operating Activities:
        Net Loss                                             $ (1,611,537)     $ (536,833)        $ (7,987,403)

Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation                                                  540             180                1,200
        Unrealized gain on marketable securities                        -         (40,765)                   -
        Equity issued for services and interest                   905,189               -            3,760,339
        Amortization of consulting stock                                -           7,880              115,000
        Litigation expense                                        150,000                              550,000
        Gain on debt                                              (75,773)              -              (75,773)
Changes in current assets and liabilities:
        Increase in deposits                                      (50,000)              -              (50,000)
        Increase in accounts payable and accrued liabilities      659,485         523,168            1,186,649
                                                            --------------  --------------   ------------------
Net Cash (Used) Received by Operating Activities                  (22,096)        (46,370)          (2,499,988)
                                                            --------------  --------------   ------------------
Cash Flows from Investing Activities:
        Increase in fixed assets                                        -               -               (1,200)
        Increase in other assets                                        -        (398,037)            (611,311)
        Sale of marketable securities                                   -          52,600               52,600
        Acquisition - net of cash acquired                              -               -             (813,001)
                                                            --------------  --------------   ------------------
Net Cash used in investing activities                                   -        (345,437)          (1,372,912)

Cash Flows from Financing Activities:
        Common stock issued for cash                                    -               -            1,444,750
        Common stock issued for debt/assets                             -               -            1,115,000
        Proceeds (Payments) from advances                          43,062               -               43,062
        Proceeds (Payments) from notes payable                    (20,000)        418,768            1,330,780
        Merger accounting                                               -               -              (20,875)
                                                            --------------  --------------   ------------------

Net Cash Provided by Financing Activities                          23,062         418,768            3,912,717
                                                            --------------  --------------   ------------------
Net increase (decrease) in Cash                                       966          26,961               39,817

Cash and Cash Equivalents - Beginning of Period                    38,851          12,038                    -
                                                            --------------  --------------   ------------------
Cash and Cash Equivalents - End of Period                        $ 39,817        $ 38,999             $ 39,817
                                                            ==============  ==============   ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                $ -             $ -                  $ -
                                                            ==============  ==============   ==================
        Cash paid for income taxes                                    $ -             $ -                  $ -
                                                            ==============  ==============   ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
        Issuance of common stock for payment of
              debt                                              $ 572,284             $ -            $ 847,284
                                                            ==============  ==============   ==================
        Issuance of common stock for marketable
              securities                                              $ -             $ -            $ 400,000
                                                            ==============  ==============   ==================
        Issuance of common stock for other assets                     $ -             $ -            $ 440,000
                                                            ==============  ==============   ==================
        Issuance of equity for services                         $ 905,189             $ -          $ 1,287,939
                                                            ==============  ==============   ==================

See the notes to these financial statements.



                             SUN RIVER ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                   For the Nine Months Ended January 31, 2010
                                   (Unaudited)

Note 1 - Organization, Basis of Presentation and Summary of Significant Accounting Policies:

Organization:

Sun River Energy, Inc. (the Company) was incorporated on October 22, 2002, under the laws of the State of Colorado.

The Company is an independent energy company engaged in the, exploration of North American unconventional natural gas properties and conventional oil and gas exploration. Its intended operations are principally energy prospects in the Rocky Mountain region including a coal bed methane prospect located in the Raton Basin in Northern New Mexico and the Company is seeking other opportunities.

On December 17, 2010, the Company entered into a Share Purchase Agreement with Skana Capital Corp. (Skana) and Skana's wholly-owned subsidiary, Raven Wing Resources, Inc. (Raven Wing) to purchase 100% of the outstanding equity of Raven Wing in exchange for cash $3,500,000. The Company has paid a $50,000 option deposit as part of the transaction. The acquisition was contingent upon the deliverance of audited financial statements of Raven Wing, which were unable to be completed by a scheduled end date of the agreement. At the time of this filing, the transaction has not closed, although the Company remains interested.

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

Going Concern

The Company's financial statements for the nine months ended January 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,611,537 for the nine months ended January 31, 2010 ($438,407 for the three months ended January 31, 2010) and an accumulated deficit during the development stage of $7,987,403 as of January 31, 2010. At January 31, 2010, the Company's total current liabilities exceed total current assets by $1,929,382.

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

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company's statement of operations. The Company reported an unrealized gain on marketable securities of $40,765 during the nine months ended January 31, 2010.

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $44,035 during the nine months ended January 31, 2010.

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

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock (see below). During the nine months ended January 31, 2010, the Company issued 180,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $354,200 (a range of $1.60 to $2.73 per share, based on closing market prices on the date of issuance.) During the nine months ended January 31, 2010, warrants exercisable for 180,000 shares were issued by the Company. During the nine months ended January 31, 2010, the warrants exercisable for 180,000 shares had exercise prices ranging from $1.60 to $2.73 per share. The total fair value of the options at the date of grant was $195,240 and was recorded as consulting expense. The warrants have a term of two years. The warrants were valued using the Black-Scholes model.

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

There were various other accounting standards and interpretations issued in 2009 and 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Note 2 - Leases and Mineral Rights:

Mineral Rights - New Mexico

The Mineral rights in New Mexico are valued at $100,000, which is based on the predecessor basis in mineral rights.

Note 3 - Notes Payable:

In March 2009, the Company issued a 4.0% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $88,230. The note is due on demand and requires a monthly payment of $10,000. At January 31, 2010, the note has a principal balance of $68,230 and accrued interest of $2,521.

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

In October 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $40,627 to support operations. The note has a due on demand. At November 16, 2009, the note had an outstanding principal $40,627 and accrued interest $1,696. On November 16, 2009, the Company issued 162,508 shares of common stock in payment of the $40,627 in principal ($0.25 per share.) At January 31, 2010, the accrued interest of $1,696.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855. The note is due on demand. During the three months ended July 31, 2009, $69,154 in principal of the promissory note was converted into 324,036 shares of the Company's common stock ($0.25 per share). At January 31, 2010, the note has an outstanding balance of $142,701 and accrued interest of $20,900.

In April 2006, in exchange for $150,000, the Company issued a 6% secured corporate promissory note. The note is secured by certain leases held by the Company. At January 31, 2010, the note has an outstanding principal balance of $6,637 and accrued interest of $1,098.

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. During the nine months ended January 31, 2010, principal in the amount of $249,873 was converted into 999,492 shares of the Company's common stock ($0.25 per share). At January 31, 2010, the notes have an unpaid principal balance of $188,327 and accrued interest of $70,056.

Note Payable - LPC Investments, LLC

On October 24,  2008,  the Company  received  notice  from LPC  Investment,  LLC
("LPC") of a demand of payment in connection with $74,600 in unsecured promissory notes held by LPC. LPC is demanding payment of the outstanding principal and accrued interest. The promissory note had a due date of September 30, 2008. A payment of $75,645 has been made on the note.

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of a $74,600 unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments sought not only payment of the promissory note and accrued interest but also attorney fees. LPC dismissed its lawsuit, but never withdrew its Notice and Demand for conversion of promissory note into 2,200,000 shares of the Company. The Company continues to record a $550,000 liability in connection with this event.

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

Common Stock

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock (see Warrants below). During the nine months ended January 31, 2010, the Company issued 180,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $354,200 (a range of $1.60 to $2.73 per share, based on closing market prices on the date of issuance.) In addition, the Consulting Agreement provides for a one-time payment of 50,000 shares of the Company's restricted common stock. These shares were issued during the three months ended July 31, 2009 and the Company recognized an expense of $110,000 ($2.20 per share based on closing market prices on the date of issuance.)

During the nine months ended January 31, 2010, the Company issued 65,000 shares of its restricted common stock to individuals in return for their services on the Company's advisory board. The Company recognized an expense of $151,500 (at prices ranging from $1.95 to $2.50 per share based on closing market prices at the date of issuance.)

During the nine months ended January 31, 2010, the Company issued 40,000 shares of its restricted common stock to Mr. Kelloff and Mr. Leaver for their services as officers of the Company (30,000 and 10,000 shares, respectively). The Company recognized an expense of $83,500 ($1.95 and $2.50 per share based on closing market prices at the date of issuance.)

During the nine months ended January 31, 2010, the Company issued 4,500 shares of its restricted common stock to an unrelated third party for services in the maintenance of the Company's website. The Company has recognized an expense of $11,250 ($2.50 per share based on closing market prices at the date of issuance.)

During the nine months ended January 31, 2010, the Company issued 1,024,036 shares of its common stock to holders of promissory notes as payment of principal of $244,154 and accrued interest of $11,855 ($0.25 per share.) (See
Note 3)

During the nine months ended January 31, 2010, the Company issued 287,545 shares of its restricted common stock to vendors as payment for outstanding amounts totaling $560,712 ($1.95 per share based on closing market price at the date of issuance.)

During the nine months ended January 31, 2010, the Company issued 29,491 shares of its restricted common stock as a result of the cashless exercise of a warrant for 40,000 shares of the Company's common stock.

Warrants

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock. During the nine months ended January 31, 2010, the Company issued 180,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $354,200 in connection with the issuance of the common stock. During the nine months ended January 31, 2010, warrants exercisable for 180,000 shares were issued by the Company. The warrants have a term of 2 years, exercises prices based on closing market price on the last day of the month of issuance and provide for a cashless exercise.

During the nine months ended January 31, 2010, the warrants exercisable for 180,000 shares had exercise prices ranging from $1.60 to $2.73 per share. The total fair value of the options at the date of grant was $195,240 and was recorded as consulting expense. The Company used the following assumptions to determine the fair value of warrant grants during the nine months ended January 31 2010:

                                                          2009
                                                          ----

                       Expected life                      1 year
                       Volatility                       109% - 151%
                       Risk-free interest rate          4.5% - 4.75%
                       Dividend yield                            0

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

A summary of warrant activity for the nine months ended January 31, 2010 is presented below:


                                                                               Weighted Average
                                             Shares Under       Weighted          Remaining
                                               Warrant          Average        Contractual Life       Aggregate
                                                             Exercise Price                        Intrinsic Value

Outstanding at May 1, 2009                       1,440,000          $   2.00          1.93 years           $      -
  Granted                                          180,000                 -          1.92 years                  -
  Exercised                                       (40,000)              0.54                   -                  -
  Expired
                                                 ---------          --------          ----------           --------
Outstanding at January 31, 2010                  1,580,000          $   2.00          1.93 years           $      -
                                                 =========          ========          ==========           ========

During the nine months ended January 31, 2010, the Company issued 29,491 shares of its restricted common stock in connection with the cashless exercise of warrants exercisable for 40,000 shares.

Note 6.  Litigation

Litigation

Note Payable - LPC Investments, LLC

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of an unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments sought not only payment of the unsecured, 8.75% promissory note and accrued interest but also attorney fees. A payment of $75,645 has been made on the promissory note.

On August 18, 2009, the Court granted the Motion to Dismiss filed by LPC in July 2009. The case has been dismissed without prejudice and all claims against the Company have been dropped, however LPC has not withdrawn its conversion notice and demand. Therefore, the Company has recorded a $550,000 litigation liability in connection with the conversion notice and demand.

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

 Texas Litigation

On March 10, 2010, the Company filed an Original Petition and Application for Temporary Injunction and Permanent Injunctive Relief in the County Court of Dallas County, in the State of Texas against Spencer Edwards, Inc. Co-Plaintiffs in the action are shareholders of the Company, J.H. Brech, LLC and Richard L. Toupal.

The suit alleges, among other things, that Spencer Edwards, Inc. has violated Rule 144 of the U.S. Securities Act of 1933 in the selling of common shares of the Company on the open market.


Note 7.  Subsequent Events.

The Company has evaluated it activities subsequent to the quarter ended January 31, 2010 through March 19, 2010 and found no other reportable subsequent events, then those disclosed above.

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

OVERVIEW

The Company had no revenues during the nine months ended January 31, 2010. The Company has minimal capital and minimal cash.

During the years ended April 30 2009 and 2008, our operations were focused exploring a coal bed methane prospect located in the Raton Basin in Northern New Mexico. During the year ended April 30, 2008, we drilled 3 coal bed methane wells in the Raton Basin, Myers #1, #2 and #3. All three wells have shown multiple coal zones, which will be completed to seek methane gas.

Over the next twelve months, we intend to evaluate the potential to stimulate the Myers #1 and #2 through hydraulic-fracturing in order to test production thereafter. We have previously perforated multiple zones in both of these wells.

The Company intends to operate all of our prospects in the Raton Basin and hold working interests of 100% on an 80% NRI on our leases, except that the Company has a 25% working interest in the Sun River #1, LLC, a drilling syndication for the Myers #1 and #2 wells, which was assembled in early 2007.

On December 17, 2010, the Company entered into a Share Purchase Agreement with Skana Capital Corp. (Skana) and Skana's wholly-owned subsidiary, Raven Wing Resources, Inc. (Raven Wing) to purchase 100% of the outstanding equity of Raven Wing in exchange for cash $3,500,000. The Company has paid a $50,000 option deposit as part of the transaction. The acquisition was contingent upon the deliverance of audited financial statements of Raven Wing, which were unable to be completed by a scheduled end date of the agreement. At the time of this filing, the transaction has not closed, although the Company remains interested.

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


RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended January 31, 2010 compared to the Three Months Ended January 31, 2009.

During the three months ended January 31, 2010 and 2009, the Company did not recognize any revenues from its operating activities.

During the three months ended January 31, 2010, operating expenses were $410,542 compared to $404,421 during the three months ended January 31, 2009, an increase of $6,121 over the prior period. Consulting expenses increased by $155,487 as a result of the expenses associated with the issuance of the Company's common stock and warrants for services, as discussed below. The increase of $100,694 in general and administrative expenses was a result of the Company's increased legal activities and increased administrative activities.

The Company recognized interest expense of $28,785 during the three months ended January 31, 2010 compared to $79,936 for the same period in 2009.

During the three months ended January 31, 2010, the Company recognized a net loss of $438,407, compared to a net loss of $481,013 for the comparable three months in 2009. The decrease of $42,606 was due to the $6,121 increase in operating expenses, offset by a $51,151 decrease in interest expense.

Results of Operations for the Nine Months Ended January 31, 2010 compared to the Nine Months Ended January 31, 2009.

During the nine months ended January 31, 2010 and 2009, the Company did not recognize any revenues from its operating activities.

During the nine months ended January 31, 2010, operating expenses were $1,598,986 compared to $424,900 during the nine months ended January 31, 2009. The $1,174,086 increase is a result of the $1,027,554 increase in consulting expenses and increase of $400,330 in general and administrative expenses. Consulting expenses increased as a result of the expenses associated with the issuance of the Company's common stock and warrants for services, as discussed below. The increase of $400,330 in general and administrative expenses was a result of the Company's increased legal activities and increased administrative activities.

The Company recognized interest expense of $89,244 during the nine months ended January 31, 2010 compared to $110,011 for the same period in 2009.

During the nine months ended January 31, 2010, the Company recognized a net loss of $1,611,537, compared to a net loss of $536,833 for the comparable six months in 2009. The increase of $1,074,704 was due to the $1,174,086 increase in operating expenses offset by the decrease in interest expense of $20,767.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2010, the Company had cash and cash equivalents of $39,817 and a $50,000 deposit for total current assets of $89,817 at January 31, 2010. At January 31, 2010, the Company had total liabilities of $1,088,598, all current. Total liabilities at January 31, 2010, included accounts payable of $765,392, accrued interest payable of $149,360, accrued litigation expense of $550,000, $37,508 in drilling bonds payable and $466,939 in notes payable. At January 31, 2010, the Company had a working capital deficit of $998,781.

The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

During the nine months ended January 31, 2010, the Company used cash of $22,096. Net losses of $1,611,537 were adjusted for the non-cash item of $905,189 in expenses paid for by the issuance of the Company's stock and warrants, depreciation of $540, a $75,773 gain on debt and $150,000 in litigation expense. During the nine months ended January 31, 2009, the Company used cash of $46,370 from its operational activities. Net losses of $536,833 during the nine months ended January 31, 2009, were adjusted for non-cash items of $180 in depreciation expenses, an unrealized gain on investment of $40,675, and amortization expense of $7,880 for consulting stock.

During the nine months ended January 31, 2010, the Company did not receive or use cash in its investing activities. During the nine months ended January 31, 2009, the Company used $345,437 in its investing activities for the purchase of other assets.

During the nine months ended January 31, 2010, the Company received $23,062 from its financing activities. During the nine months ended January 31, 2009, the Company received $418,768 from its financing activities.

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

In October 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $40,627 to support operations. The note has a due on demand. At November 16, 2009, the note had an outstanding principal $40,627 and accrued interest $1,696. On November 16, 2009, the Company issued 162,508 shares of common stock in payment of the $40,627 in principal ($0.25 per share.) At January 31, 2010, the accrued interest of $1,696.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855. The note is due on demand. During the three months ended July 31, 2009, $69,154 in principal of the promissory note was converted into 324,036 shares of the Company's common stock ($0.25 per share). At January 31, 2010, the note has an outstanding balance of $142,701 and accrued interest of $20,900.


Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company's common stock and a warrant exercisable for 20,000 shares of the Company's common stock (see below). During the nine months ended January 31, 2010, the Company issued 180,000 shares of the Company's common stock to such consultant. The Company recognized an expense of $354,200 (a range of $1.60 to $2.73 per share, based on closing market prices on the date of issuance.) During the nine months ended January 31, 2010, warrants exercisable for 180,000 shares were issued by the Company. During the nine months ended January 31, 2010, the warrants exercisable for 180,000 shares had exercise prices ranging from $1.60 to $2.73 per share. The total fair value of the options at the date of grant was $195,240 and was recorded as consulting expense. The warrants have a term of two years. The warrants were valued using the Black-Scholes model.

During the nine months ended January 31, 2010, the Company issued 65,000 shares of its restricted common stock to individuals in return for their services on the Company's advisory board. The Company recognized an expense of $151,500 (at prices ranging from $1.95 to $2.50 per share based on closing market prices at the date of issuance.)

During the nine months ended January 31, 2010, the Company issued 40,000 shares of its restricted common stock to Mr. Kelloff and Mr. Leaver for their services as officers of the Company (30,000 and 10,000 shares, respectively). The Company recognized an expense of $83,500 ($1.95 and $2.50 per share based on closing market prices at the date of issuance.)

During the nine months ended January 31, 2010, the Company issued 4,500 shares of its restricted common stock to an unrelated third party for services in the maintenance of the Company's website. The Company has recognized an expense of $11,250 ($2.50 per share based on closing market prices at the date of issuance.)

During the nine months ended January 31, 2010, the Company issued 1,024,036 shares of its common stock to holders of promissory notes as payment of principal of $244,154 and accrued interest of $11,855 ($0.25 per share.) (See
Note 3)

During the nine months ended January 31, 2010, the Company issued 287,545 shares of its restricted common stock to vendors as payment for outstanding amounts totaling $560,712 ($1.95 per share based on closing market price at the date of issuance.)

During the nine months ended January 31, 2010, the Company issued 29,491 shares of its restricted common stock as a result of the cashless exercise of a warrant for 40,000 shares of the Company's common stock.

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. During the nine months ended January 31, 2010, principal in the amount of $249,873 was converted into 999,492 shares of the Company's common stock ($0.25 per share). At January 31, 2010, the notes have an unpaid principal balance of $188,327 and accrued interest of $70,056.

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of a $74,600 unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments sought not only payment of the promissory note and accrued interest but also attorney fees. LPC dismissed its lawsuit, but never withdrew its Notice and Demand for conversion of promissory note into 2,200,000 shares of the Company. The Company continues to record a $550,000 liability in connection with this event.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended January 31, 2010. We believe that internal control over financial reporting is not effective. While we have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations, the fact that we are a small business with limited employees causes a weakness in internal controls over the segregation of duties.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

Note Payable - LPC Investments, LLC

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of an unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company's common stock into a preferred note. LPC Investments sought not only payment of the unsecured, 8.75% promissory note and accrued interest but also attorney fees. A payment of $75,654 has been made on the promissory note.

On August 18, 2009, the Court granted the Motion to Dismiss filed by LPC in July 2009. The case has been dismissed without prejudice and all claims against the Company have been dropped, however LPC has not withdrawn its conversion notice and demand. Therefore, the Company has recorded a $550,000 litigation liability in connection with the conversion notice and demand.

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

Texas Litigation

On March 10, 2010, the Company filed an Original Petition and Application for Temporary Injunction and Permanent Injunctive Relief in the County Court of Dallas County, in the State of Texas against Spencer Edwards, Inc. Co-Plaintiffs in the action are shareholders of the Company, J.H. Brech, LLC and Richard L. Toupal.

The suit alleges, among other things, that Spencer Edwards, Inc. has violated Rule 144 of the U.S. Securities Act of 1933 in the selling of common shares of the Company on the open market.


ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from November 1, 2009 through January 31, 2010.


  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
  ------------     -------------------   -------------       -------------       ------------------

------------------ -------------------- ---------------- ----------------------- -----------------------------
     11/19/09         Common Stock         400,000           Conversion of            Business Associate
                                                             Promissory Note
------------------ -------------------- ---------------- ----------------------- -----------------------------
    11/31/09             Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     12/1/09          Common Stock          20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
    12/31/09             Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     1/4/10           Common Stock          20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
     1/27/10          Common Stock         262,000           Conversion of            Business Associate
                                                             Promissory Note
------------------ -------------------- ---------------- ----------------------- -----------------------------
     1/29/10          Common Stock          300,000          Conversion of            Business Associate
                                                             Promissory Note
------------------ -------------------- ---------------- ----------------------- -----------------------------
     1/31/10             Warrant            20,000           Consulting Fee           Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------

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

ITEM 4.  (REMOVED AND RESERVED)

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





                                                  SUN RIVER ENERGY, INC.
                                                      (Registrant)



Dated:   March 22, 2010                      By: /s/Redgie Green
                                                 ---------------
                                                    Redgie Green,
                                                    Chief Executive Officer &
                                                    Accounting Officer