Form 10-K
period 2010-04-30
SUN RIVER ENERGY, INC
filed 2010-08-13
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010

                    Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _____________

Commission file number: 000-27485

SUN RIVER ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1491159
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

5950 Berkshire Lane, Suite 1650, Dallas, Texas 75225

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (214) 739-9191

Securities registered pursuant to Section 12(b) of this Act:

Title of each class	Name of each exchange on which registered
Common stock	OTC

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.  232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 23,585,819 shares issued and outstanding of the registrant's Common Stock as of August 10, 2010.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $19,937,050, based on the average bid and ask as of August 10, 2010.

SUN RIVER ENERGY, INC.
2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

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

PART I

ITEM 1 — BUSINESS

Sun River Energy, Inc. ("Sun River" or the "Company") was incorporated under the laws of the State of Colorado on April 30, 1998 as Dynadapt System, Inc. (“DSI”) to raise capital for an Internet website related project.  On April 21, 2006, DSI acquired 100% of the issued and outstanding shares (8,633,333) of Sun River Energy, Inc. in exchange for 8,633,333 shares of the DSI’s common stock, as part of a Plan and Agreement of Reorganization, dated April 21, 2006.  As a result of the Plan and Agreement of Reorganization, DSI changed its business operations to focus on the development of the company as an independent energy company engaged in the exploration of North American unconventional natural gas properties and conventional oil and gas exploration.  On August 18, 2006, the DSI changed its name to Sun River Energy, Inc.

As part of the acquisition of Sun River, DSI acquired 120,000 acres of a mixture of fee oil and gas mineral interest, a limited amount of coal bed methane fee interest, and approximately 34,000 acres oil and gas mineral leasehold.

Business of Sun River Energy, Inc.

Sun River is an oil and gas exploration, development and production company engaged in locating and developing petroleum resources primarily in the Raton Basin in Colfax County, N.M.  Our principal business strategy has been to enhance stockholder value by using technologies new to a specific area to generate and develop high-potential exploitation resources in this area.  Accordingly, our principal business model has been the acquisition of oil and gas mineral interests, either directly or indirectly, and the exploitation and development of those properties. The Company’s past activities have targeted the Mississippian and Pennsylvanian formations on the Company’s property in Colfax County, N.M.  As of April 30, 2010, Sun River held oil and gas mineral interests in 158,960 gross acres (128,357 net acres) located in New Mexico.  There are no producing wells and three shut-in wells located on these properties. (Please see Subsequent Material Events below in this section).

Subsequent Material Events – Company Business

On July 18, 2010, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) to acquire 100% of the outstanding stock of PC Operating Texas Inc. and a Purchase and Sale Agreement (“PSA”) by and between FTP Oil and Gas LP (seller) and Sun River Energy, Inc. (Buyer) dated June 18, 2010, effective August 1, 2010, to acquire certain oil and gas mineral interests and well bore rights from FTP Oil & Gas LP (“FTP”).  Contemporaneously, the Company entered into employment contracts with Donal R. Schmidt, Jr. and Thimothy S. Wafford.  The Board of Directors approved all contracts.  As of August 3, 2010, the Purchase Agreement and the PSA had closed.  Collectively, the Purchase Agreement, the PSA and the employments contracts are referred to herein as the “Agreements”.

PC Operating Texas Inc. – Acquisition

In accordance with the terms of the Purchase Agreement, the Company authorized and issued 250,000 shares of its restricted common stock to the two shareholders (125,000 shares to Mr. Schmidt and 125,000 shares to Mr. Wafford) of PC Operating in exchange for all of the issued and outstanding common stock of PC Operating.  Subsequently, on August 3, 2010 the Board of Directors approved the change of PC Operating’s name to Sun River Operating, Inc. (a Texas corporation).  Sun River Operating, Inc. is a full service oil & gas operating company located in Dallas, Texas.  It owns office equipment, software, furniture and personal property that allow it to conduct operations in multiple geographic areas.  In addition, it employees a staff of two attorneys, a CPA, two accountants, a land technician, a geologist and two petroleum engineers.

FTP Oil & Gas LP

In accordance with the terms of the PSA, the Company authorized and issued 1,388,000 shares of its restricted common stock and a convertible note in the amount of $1,000,000 with a term of one year to FTP in exchange for certain wells bore rights and oil and gas mineral leases in Tom Green County, Texas, as described further below.  FTP is a limited partnership owned by jointly Mr. Schmidt and Mr. Wafford.

The FTP acquisition included 100% working interest in 2,148 gross acres (1,610 net acres) in Tom Green County, Texas consisting of four prospects developed by industry partner Fairchild Petroleum of Midland, Texas.  The leases are subject to participation agreements requiring all other potential mineral interest owners to purchase leasehold from the Company at a set price in order to participate in any drilling activities or otherwise forfeit all rights under that well.  Two wells were drilled on the acreage in the spring of 2010.

The first well the Stansberry # 1 was drilled to a total depth of 5,507 feet.  It is completed in the Harkey Sand at between the 4,780 foot and the 4,784 intervals.  The well has a 1,650 psi shut in tubing pressure and is awaiting a pipeline connection in conjunction with a gas marketing agreement.

The second well the Lora # 1 was drilled to a total depth of 4,807 feet.  The well remains shut in awaiting a completion attempt in the 3,200 foot sands.  This sand is prolific in this area of the Permian Basin in the nearby Christoval North Field.

The Company owns a 39% working interest and a 29.25% net revenue interest in both wells and will continue to operate.  Field spacing rules allow for an additional 51 development wells on the prospect acreage.

Management Employment Contracts

Messrs. Schmidt and Wafford are members and managers of FTP Oil & Gas LLC, and were officers, directors and shareholders of PC Operating Texas Inc, which are subject of the Purchase Agreement and PSA described above.

Under the terms of their respective employment contracts and conditioned upon the closing of the Purchase Agreement and PSA, Mr. Schmidt is employed for a three year term by the Company as President and CEO and Mr. Wafford is employed for a three year term as the COO, both effective August 1, 2010.  Additionally, pursuant to the contracts, Mr. Schmidt was appointed as a director along with Robert B. Fields.

Contemporaneously with the employment of Mr. Schmidt and Mr. Wafford as the executive officers of the company, Jay Leaver resigned as President of the Company, Redgie Green resigned as Chief Executive Officer (CEO) of the Company and Joe Kelloff resigned as Chief Operating Officer (COO).  Mr. Leaver and Mr. Kelloff will remain employed by the Company as a geologist and engineer, respectively, and both will report to Mr. Wafford.

Additionally, under the terms for the Agreements, three of the four existing directors have resigned effective on the date of the next regularly scheduled shareholders meeting.  Specifically, Mr. Redgie Green, Mr. David Surgnier, and Mr. Thomas Anderson have tendered their resignations.  It is expected Mr. Stephen Weathers will be re-nominated for an additional term on the board.

Operations

During the past 12 months, the Company was engaged in geological and geophysical analysis of its Company owned mineral interests in the Raton Basin of Colfax County, New Mexico.  Sun River commissioned the gathering of aeromagnetic data and gravitational data.  Based on the data gathered and analyzed to date, the Company has approved multiple seismic shoots at select locations.  In addition, the data gathered has allowed us to develop a geological interpretation of the basement structure of the Raton Basin and Cimarron Arch areas.  The Company has identified nine prospective play areas.

Subsequent Material Event – Operations

Effective with the acquisition of PC Operating Texas Inc. on August 3, 2010, Sun River became a bonded operator with the Railroad Commission in the State of Texas and assumed operations of 2 wells acquired from FTP Oil and Gas LP.  Sun River is overseeing the connection of the Stansberry # 1 well to the Davis Gas Gathering pipeline connection.  The Company engineers are in the process of evaluating the 3,200’ sands in the Lora # 1 well, and expect to perform the completion work on this well within the next several weeks.  Additionally, Company field personnel are actively involved in the due diligence work required prior to acquisitions the Company has identified and obtained authorization from the Board of Directors to pursue.

Production

Sun River Energy had no production during FY2010.

Oil and Gas Reserves

In December 2008, the SEC issued its final rule, Modernization of Oil and Gas Reporting, which is effective for reporting 2009 and subsequent year’s reserve information. In January 2010, the FASB issued its authoritative guidance on extractive activities for oil and gas to align its requirements with the SEC’s final rule. We intend to adopt and follow the rules and guidance.

Sun River Energy did not have any measurable quantities of oil and gas that met the SEC’s criteria of Proved, Probable or Possible Reserves.

Subsequent Material Event – Reserves

As a result of acquisitions of the two wells from FTP, Sun River has oil and gas reserves in measurable commercial quantities under SEC criteria.  However, as of this date, the reserves had not reviewed by an independent engineering firm.  As required under the terms of the Agreements described above in Material Subsequent Events – Business, the Company will produce an independent reserve report relating to these wells and surrounding acreage as soon as practical.

Marketing

Our ability to market oil and natural gas often depends on factors beyond our control. The potential effects of governmental regulation and market factors, including alternative domestic and imported energy sources, available pipeline capacity, and general market conditions, are not entirely predictable.

Natural Gas. Natural gas is generally sold pursuant to individually negotiated gas purchase contracts, which vary in length from spot market sales of a single day to term agreements that may extend several years. Customers who purchase natural gas include marketing affiliates of the major oil and gas companies, pipeline companies, natural gas marketing companies, and a variety of commercial and public authorities, industrial, and institutional end-users who ultimately consume the gas. Gas purchase contracts define the terms and conditions unique to each of these sales. The price received for natural gas sold on the spot market may vary daily, reflecting changing market conditions. The deliverability and price of natural gas are subject to both governmental regulation and supply and demand forces.

The Company had no natural gas to sell during the year ending April 30, 2010.

Crude Oil. Oil produced is sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice. The price paid by these purchasers is an established market or “posted” price that is offered to all producers.

The Company had no oil to sell during the year ending April 30, 2010.

Subsequent Material Event – Marketing

With respect to the Stansberry # 1, the Company has entered into a gas marketing contract to sell natural gas and condensate.

Competition

We compete with major integrated oil and natural gas companies and independent oil and natural gas companies in all areas of operation. In particular, we compete for property acquisitions and for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial and other resources than we have. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, our competitors may have technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have operated for a much longer time than we have and have demonstrated the ability to operate through industry cycles.

At various times we may experience occasional or prolonged shortages or unavailability of drilling rigs, drill pipe and other material used in oil and natural gas drilling. Such unavailability could result in increased costs, delays in timing of anticipated development or cause interests in undeveloped oil and natural gas leases to lapse.

Regulation

Exploration and Production. The exploration, production and sale of oil and natural gas are subject to various types of local, state and federal laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and requirements for the operation of wells. Our operations are also subject to various conservation requirements. These include the regulation of the size and shape of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of oil and natural gas properties. In this regard, some states allow forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. All of these regulations may adversely affect the rate at which wells produce oil and natural gas and the number of wells we may drill. All statements in this report about the number of locations or wells reflect current laws and regulations.
Laws and regulations relating to our business frequently change, and future laws and regulations, including changes to existing laws and regulations, could adversely affect our business.

Environmental Matters. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require us to incur costs to remedy discharges. Natural gas, oil or other pollutants, including salt water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities of oil and natural gas wells. Discharged hydrocarbons may migrate through soil to water supplies or adjoining property, giving rise to additional liabilities. A variety of federal and state laws and regulations govern the environmental aspects of natural gas and oil production, transportation and processing and may, in addition to other laws, impose liability in the event of discharges, whether or not accidental, failure to notify the proper authorities of a discharge, and other noncompliance with those laws. Compliance with such laws and regulations may increase the cost of oil and natural gas exploration, development and production, although we do not anticipate that compliance will have a material adverse effect on our capital expenditures or earnings. Failure to comply with the requirements of the applicable laws and regulations could subject us to substantial civil and/or criminal penalties and to the temporary or permanent curtailment or cessation of all or a portion of our operations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund law,” imposes liability, regardless of fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a disposal site or sites where the release occurred and companies that dispose or arrange for disposal of the hazardous substances found at the time. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and severable liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We could be subject to the liability under CERCLA because our drilling and production activities generate relatively small amounts of liquid and solid waste that may be subject to classification as hazardous substances under CERCLA.

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste.  Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses. Recent legislative and regulatory proposals have focused, among other topics, on climate change initiatives and the downhole injection of various fluids and chemicals for reservoir stimulation and similar purposes. There is a possibility of additional regulation in these and other environmental areas, and any such regulation could require us to change the manner in which we operate or to incur increased operating expenses.

There are numerous state laws and regulations in the states in which we operate that relate to the environmental aspects of our business. These state laws and regulations generally relate to requirements to remediate spills of deleterious substances associated with oil and natural gas activities, the conduct of salt water disposal operations, and the methods of plugging and abandonment of oil and natural gas wells that have been unproductive. Numerous state laws and regulations also relate to air and water quality. We do not believe that our environmental risks will be materially different from those of comparable companies in the oil and natural gas industry. We believe our present activities substantially comply, in all material respects, with existing environmental laws and regulations. Nevertheless, there can be no assurance that environmental laws will not result in a curtailment of production or material increase in the cost of production, development or exploration or otherwise adversely affect our financial condition and results of operations.  Even though liability insurance is available to cover unanticipated consequences of operations, environmental risks generally are not fully insurable. In addition, because we have acquired and may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination not discovered during our assessment of the acquired properties.

Marketing and Transportation.   Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and the Federal Energy Regulatory Commission (“FERC”) that affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules affecting segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation. The ultimate impact of the complex rules and regulations issued by FERC since 1985 cannot be predicted. We cannot predict what further action FERC will take on these matters. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete. Additional proposals and proceedings that might affect the natural gas industry are frequently made before Congress, FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.

Our sales of crude oil and condensate are currently not regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products are dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. However, we do not believe that these regulations affect us any differently than other crude oil producers.

Financial Information About Geographic Areas

Our business is generated from within the United States and we have no long-lived assets located outside the United States.

Governmental Regulations and Environmental Laws

We are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before drilling commences, limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness areas, result in capital expenditures to limit or prevent emissions or discharges, and place restrictions on the management of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief. Any changes in environmental laws and regulations that result in more stringent and costly waste handling, disposal or cleanup requirements could have a material adverse effect on our operations. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, there is no assurance that this trend will continue in the future.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as “CERCLA” or “Superfund,” and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Under CERCLA, these “responsible persons” may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. We also may incur liability under the Resource Conservation and Recovery Act (“RCRA”), which imposes requirements relating to the management and disposal of solid and hazardous wastes. While there exists an exclusion from the definition of hazardous wastes for “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy,” in the course of our operations, we may generate ordinary industrial wastes, including paint wastes, waste solvents, and waste compressor oils that may be regulated as hazardous waste.

The Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and gas wastes, into state or federal waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by United States

Environmental Protection Agency (the “EPA”) or the state. The Clean Water Act provides civil and criminal penalties for any discharge of oil in harmful quantities and imposes liabilities for the costs of removing an oil spill.

The Clean Air Act, as amended (the “CAA”), restricts the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, the EPA has promulgated more stringent regulations governing emissions of toxic air pollutants from sources in the oil and gas industry, and these regulations may increase the costs of compliance for some facilities.

In response to scientific studies suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere, there are a number of parallel initiatives to restrict or regulate emissions of greenhouse gases. On June 26, 2009, the United States House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide “cap and trade” program to reduce domestic emissions of greenhouse gases. ACESA would require a 17 percent reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80 percent reduction of such emissions by 2050. Under this legislation, EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions or suppliers of carbon-based fuels so that such sources could continue to emit greenhouse gases into the atmosphere or market such fuels. The market price of these allowances would be expected to increase significantly over time, thereby encouraging the use of alternative energy sources or greenhouse gas emission control technologies by imposing ever-increasing costs on the use of carbon-based fuels, including natural gas and refined petroleum products. The United States Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas “cap and trade” programs. These programs operate similarly to the program contemplated by ACESA. Depending on the particular state or regional program, we could be required to purchase and surrender emission allowances, either for greenhouse gas emissions resulting from our operations (e.g., compressor stations) or from the combustion of fuels (e.g., natural gas) that we process.

Also, as a result of the United States Supreme Court’s decision on April 2, 2007 in Massachusetts, et al.v. EPA, EPA was required to determine whether greenhouse gas emissions posed an endangerment to human health and the environment and whether emissions from mobile sources, such as cars and trucks contributed to that endangerment. On December 7, 2009, the EPA announced its findings that emissions of greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and causing other climatic changes and that mobile sources are contributing to such endangerment. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, EPA proposed two sets of regulations in anticipation of finalizing its endangerment finding: one to reduce emissions of greenhouse gases from motor vehicles and the other to control emissions of greenhouse gases from stationary sources. Although the motor vehicle rules are expected to be adopted in March 2010, it may take EPA several years to impose regulations limiting emissions of greenhouse gases from stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the annual reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, and these sources are expected to include some of our facilities when EPA amends its reporting rule, probably in 2010. Any federal greenhouse gas legislation is expected to prevent EPA from regulating greenhouse gases under existing Clean Air Act regulatory programs to some extent, but if Congress fails to pass greenhouse gas legislation, the EPA is expected to continue its announced greenhouse gas regulatory actions under the Clean Air Act. Any limitation on emissions of greenhouse gases from our equipment and operations or the requirement that we obtain allowances for such emissions, could require us to incur significant costs to reduce emissions of greenhouse gases associated with our operations or acquire allowances at the prevailing rates in the marketplace.

Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The ultimate market for some of our natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market the fuels that we produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience substantially colder temperatures than their historical averages. As a result, it is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could have an adverse effect on our business.

Under the National Environmental Policy Act (the “NEPA”), a federal agency, in conjunction with a permit holder, may be required to prepare an environmental assessment or a detailed environmental impact statement (“EIS”) before issuing a permit that may significantly affect the quality of the environment. We are currently working with the U.S. Bureau of Land Management (“BLM”) regarding the preparation of an EIS in connection with certain proposed exploration and production operations in the Uinta Basin of Utah. We expect that the EIS will be approved no earlier than the second half of 2010 and will potentially allow us to drill approximately 1,500 wells in the development phase. Until the EIS is completed and issued by the BLM, we will be limited in the number of oil and gas wells that we can drill in the areas undergoing EIS review. While we do not expect that the EIS process will result in a significant curtailment in future oil and gas production from this particular area, we can provide no assurance regarding the outcome of the EIS process.

Available Information

We file annual, quarterly and current reports, proxy statements and other information electronically with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

Our internet address is www.sunriverenergy.com. We make available free of charge on or through our internet site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

GLOSSARY OF NATURAL GAS AND OIL TERMS

The following is a description of the meanings of some of the natural gas and oil industry terms used in this Annual Report on Form 10-K.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.

Bbl/d. One Bbl per day.

Bcf. Billion cubic feet of natural gas.

Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Completion. The installation of permanent equipment for the production of natural gas or oil, or in the case of a dry well, the reporting of abandonment to the appropriate agency.

Condensate. A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

Developed acreage. The number of acres that are allocated or assignable to productive wells or wells capable of production.

Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry well. An exploratory or development well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil and gas in another reservoir.

Farm-in or farm-out. An agreement under which the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

Lead. A specific geographic area which, based on supporting geological, geophysical or other data, is deemed to have potential for the discovery of commercial hydrocarbons.

MBbls. Thousand barrels of crude oil or other liquid hydrocarbons.

Mcf. Thousand cubic feet of natural gas.

Mcfe. Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMBls. Million barrels of crude oil or other liquid hydrocarbons.

MMBtu. Million British Thermal Units.

MMcf. Million cubic feet of natural gas.

MMcf/d. One MMcf per day.

MMcfe. Million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Net acres or net wells. The sum of the fractional working interest owned in gross acres or wells, as the case may be.

Net feet of pay. The true vertical thickness of reservoir rock estimated to both contain hydrocarbons and be capable of contributing to producing rates.

Present value of future net revenues or present value of discounted future net cash flows or present value or PV-10. The pre-tax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

Productive well. A producing well and a well that is found to be mechanically capable of production.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved area. The part of a property to which proved reserves have been specifically attributed.

Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. (i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. (ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. (iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. (iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities. (v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved properties. Properties with proved reserves.

Proved undeveloped reserves. Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. (i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. (ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. (iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in paragraph (a)(2) of this section, or by other evidence using reliable technology establishing reasonable certainty.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Service well. A well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

Standardized Measure of Discounted Future Net Cash Flows. The discounted future net cash flows relating to proved reserves based on average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period and period-end costs and statutory tax rates (adjusted for permanent differences) and a 10-percent annual discount rate.

Stratigraphic test well. A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily arc drilled without the intent of being completed for hydrocarbon production. This classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic test wells are classified as (a) “exploratory type,” if not drilled in a proved area, or (b) “development type,” if drilled in a proved area.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

Unproved properties. Properties with no proved reserves.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

ITEM 1A. Risk Factors

Described below are certain risks that we believe are applicable to our business and the oil and gas industry in which we operate. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

If any of the events described below occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. In addition, the current global economic environment intensifies many of these risks.

Future economic conditions in the US and key international markets may materially adversely impact our operating results.

The US and other world economies are slowly recovering from a recession which began in 2008 and which has extended into 2010.  Growth has resumed, but is modest. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate will result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which will reduce our cash flows from operations and our profitability.

We have incurred losses and may continue to incur losses in the future.

Historically, we have generated losses which have not provided any cash flows to provide working capital for our ongoing overhead, the funding of our exploration and development of our properties. As such, and in light of the current economic environment and commodity price levels, we may not be able to successfully develop any prospects that we have or may acquire in the future without adequate additional financing.  We may not achieve profitability from operations in the near future under any circumstances if at all.

During the years ended April 30, 2010 and 2009, we incurred a net loss of $2,361,447 and $2,827,376, respectively. As of April 30, 2010, we had an accumulated deficit of $8,737,313. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock or our ability to raise additional capital. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operations.

Oil and natural gas prices are volatile. The extended decline in commodity prices has adversely affected, and in the future will adversely affect, our financial condition and results of operations, cash flows, access to the capital markets, and ability to grow.

Our financial condition, operating results, and future rate of growth depend upon the prices that we receive for our oil and natural gas.  Prices may also affect our future cash flow available for capital expenditures and our ability to access funds through a credit facility.  In the event we enter into a borrowing facility, the facility maybe subject to a borrowing base, which would be determined by our lenders taking into account our estimated proved reserves and subjected to scheduled periodic redeterminations, as well as unscheduled discretionary redeterminations, based on pricing models and other economic assumptions determined by the lenders at such time.  Declining oil and natural gas prices could adversely affect the value of our estimated future proved reserves and, in turn, the pricing assumptions used by lenders to determine a borrowing base.  If commodity prices remain at current levels or decline in 2010, it will have similar adverse effects on our reserves and global borrowing base. Further, because we have elected to use the full-cost accounting method, we must perform each quarter a “ceiling test” that is affected by declining prices.  Significant price declines could cause us to take one or more ceiling test write-downs, which would be reflected as non-cash charges against current earnings.

In addition, significant or extended price declines may also adversely affect the amount of oil and natural gas that we can produce economically. A reduction in production could result in a shortfall in our expected cash flows and require us to reduce our capital spending or borrow funds to cover any such shortfall.  Any of these factors could negatively impact our ability to replace our production and our future rate of growth.  We intend to fund our 2010 capital expenditures budget from a combination of debt, sale of equity and/or cash flows generated from operations in anticipation of continuing current or declining commodity prices.

The markets for oil and natural gas have been volatile historically and are likely to remain volatile in the future. Oil spot prices reached historical highs in July 2008, peaking at more than $145 per barrel, and natural gas spot prices reached near historical highs in July 2008, peaking at more than $13 per MMBtu. These prices have declined significantly since that time and may continue to fluctuate widely in the future, either collectively or independent of one another, in response to a variety of additional factors that are beyond our control, such as:

•	changes in global supply and demand for natural gas and oil;
•	commodity processing, gathering and transportation availability;
•	domestic and global political and economic conditions;
•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	weather conditions, including hurricanes;
•	technological advances affecting energy consumption;
•	an increase in alternative fuel sources;
•	higher fuel taxes and other regulatory actions;
•	an increase in fuel economy;
•	additional domestic and foreign governmental regulations; and
•	the price and availability of alternative fuels.

Lower natural gas and oil prices may not only decrease our future revenues, but also may reduce the amount of natural gas and oil that we can produce economically.  This reduction may result in our having to make substantial downward adjustments to our estimated proved reserves.

Our future natural gas production is anticipated to be located in, the Rocky Mountain Region of the United States and selected areas of the State of Texas.  Gas prices we may receive may be at a discount to gas prices in other parts of the country.  Additional factors that can cause price volatility for crude oil and natural gas within this region are:

•	the availability of gathering systems with sufficient capacity to handle local production;
•	seasonal fluctuations in local demand for production;
•	local and national gas storage capacity;
•	interstate pipeline capacity; and
•	the availability and cost of gas transportation facilities from the Rocky Mountain region.

It is impossible to predict natural gas and oil price movements with certainty.  A substantial or extended decline in natural gas and oil prices would materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.

We may not be able to maintain adequate cash flow from operations or obtain adequate financing to grow our operations.

We will require significant additional capital to fund our anticipated future drilling activities.  A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to service our indebtedness or achieve our planned growth and operating results. We have relied in the past primarily on the sale of equity capital, the issuance of equity, and borrowings or other similar types of transactions to fund working capital and the acquisition of our prospects and related leases.  Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our stockholders.  Failure to generate operating cash flow or to obtain additional financing for the development of our properties could result in substantial dilution of our property interests, or delay or cause indefinite postponement of further exploration and development of our prospects with the possible loss of our properties.

During the fourth quarter of 2008 and continuing through 2010, the severe disruptions in the credit markets and reductions in global economic activity had significant adverse impacts on stock markets and oil and gas-related commodity prices, which contributed to a significant decline in the our stock price and negatively impacted our liquidity.  We expect our liquidity will continue to be negatively affected in 2010 by the effects of this activity. In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for oil and gas exploration and production activities beyond our planned recompletion activities.  Accordingly, an inability to refinance, restructure or repay convertible notes prior to their maturity on terms acceptable to us may impair our ability to execute on future growth plans.  Furthermore, the failure to refinance, restructure or repay such convertible notes or other debt facilities prior to their maturities may impair our ability to obtain alternate sources of financing.  Any refinancing, restructuring or repayment could cause substantial dilution to our stockholders either through the issuance of additional equity or the sale of assets.

Our failure to find the financial resources necessary to fund our planned activities and service our debt and other obligations could materially and adversely affect our business, financial condition and results of operations.  Should our obligation to repay indebtedness under our convertible notes be accelerated, we would be in default, which would require repayment of the outstanding principal, interest and any other amounts then due.

Pipeline constraints may limit our ability to sell production and may negatively affect the price at which we sell our production.

At this time, future production from our New Mexico mineral interests, would be transported through a single interstate pipeline.  Any constraints on the capacity of this pipeline could adversely affect our ability to sell production and, in certain circumstances, may limit our ability to sell any or all of our production in a given period.  Pipeline capacity constraint could also lead to heightened price competition on such pipeline, which would reduce the price at which we are able to sell the production that does flow. A reduction in the amount of natural gas that we can sell or the price at which such natural gas can be sold could have a material adverse effect on our business, financial condition or results of operations.

Future reserve estimates depend on many assumptions. Any material inaccuracies in these assumptions could cause the quantity and value of our oil and gas reserves, and our revenue, profitability, and cash flow, to be materially different from our estimates.

Estimating accumulations of gas and oil is complex and inexact because of the numerous uncertainties inherent in the process.  The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history.

Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing gas and oil prices. Our reserves may also be susceptible to drainage by operators on adjacent properties.

It should not be assumed that the present value of future net cash flows included herein is the current market value of our estimated proved gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on the unweighted arithmetic average of the first day of the month commodity prices for the trailing twelve months and development and production costs on the date of estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

Lower oil and gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.

We may be required to write down the carrying value of our gas and oil properties when gas and oil prices are low or if there are substantial downward adjustments to the estimated proved reserves, increases in the estimates of development costs or deterioration in the exploration results.

We follow the full cost method of accounting under which capitalized gas and oil property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved gas and oil reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any property not being amortized.

Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying the twelve month trailing average first of month prices of gas and oil to estimated future production of proved gas and oil reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Once an impairment of gas and oil properties is recognized, it is not reversible at a later date even if oil or gas prices increase.

The development of oil and gas properties involves substantial risks that may materially and adversely affect us.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations.

A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

If we experience any one or more of these risks, our business, financial condition and results of operations could be materially and adversely affected.

Delays in obtaining drilling permits could have a materially adverse effect on our ability to develop our properties in a timely manner.

Drilling permits may be delayed up to 24 months in certain areas of our acreage due to environmental issues, contest to permits, or new regulations which may be imposed.

We may have difficulty managing any growth in our business.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. If we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Our competitors may have greater resources which could enable them to pay a higher price for properties and to better withstand periods of low market prices for hydrocarbons.

The petroleum and natural gas industry is intensely competitive, and we compete with other companies with greater resources. Many of these companies not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive petroleum and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low hydrocarbon market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, we are required to obtain drilling and right of way permits for our wells, and there is no assurance that such permits will be available on a timely basis or at all. We do not believe that our competitive position in the petroleum and natural gas industry is significant.

We may suffer losses or incur liability for events that we have, or that the operator of a property has, chosen not to insure against.

Insurance against every operational risk is not available at economic rates. We may suffer losses from uninsurable hazards that we have, or the operator thereof has, chosen not to insure against because of high premium costs or other reasons. We may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which we cannot insure or against which we may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material adverse effect on our business, financial condition and results of operations.

We may incur losses as a result of title deficiencies in the properties in which we invest.

If an examination of the title history of a property that we have purchased reveals a petroleum and natural gas lease that has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would be worthless. In such an instance, the amount paid for such petroleum and natural gas lease or leases would be lost.

It is our practice, in acquiring petroleum and natural gas leases, or undivided interests in petroleum and natural gas leases, not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we will rely upon the judgment of petroleum and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest.
If there are any title defects in the properties in which we hold an interest, we may suffer a monetary loss, including as a result of performing any necessary curative work prior to the drilling of a petroleum and natural gas well.

Our ability to market the oil and gas that we produce is essential to our business.

Several factors beyond our control may adversely affect our ability to market the oil and gas that we discover. These factors include the proximity, capacity and availability of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to sell our oil and gas at prices that would result in an adequate return on our invested capital. For example, we currently distribute the gas that we produce through a single pipeline. If this pipeline were to become unavailable, we would incur additional costs to secure a substitute facility in order to deliver the gas that we produce. In addition, although we currently have access to firm transportation for the majority of our current gas production, there is no assurance that we will be able to procure additional transportation on terms satisfactory to us, or at all, if we increase our production through our drilling program or acquisitions.

Environmental costs and liabilities and changing environmental regulation could materially affect our cash flow.

Our operations are subject to stringent federal, state and local laws and regulations relating to environmental protection. These laws and regulations may require the acquisition of permits or other governmental approvals, limit or prohibit our operations on environmentally sensitive lands, and place burdensome restrictions on the management and disposal of wastes. Failure to comply with these laws may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may delay or prevent our operations. Any stringent changes to these environmental laws and regulations may result in increased costs to us with respect to the disposal of wastes, the performance of remedial activities, and the incurrence of capital expenditures. Please read “Item 1 —Business—Governmental Regulations and Environmental Laws” above.

Our operations may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases and more than one-third of the states, either individually or through multi-state initiatives, already have begun implementing legal measures to reduce emissions of greenhouse gases. Also, the U.S. Supreme Court’s holding in its 2007 decision, Massachusetts, et al. v. EPA, that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act could result in future regulation of greenhouse gas emissions from stationary sources, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. In July 2008, EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the Clean Air Act. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for the natural gas we expect to produce.

We are subject to complex governmental regulations which may adversely affect the cost of our business.

Petroleum and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. We may be required to make large expenditures to comply with these regulatory requirements. Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Any increases in the regulatory burden on the petroleum and natural gas industry created by new legislation would increase our cost of doing business and adversely affect our profitability.

Because our reserves and production maybe concentrated in a small number of properties, production problems or significant changes in reserve estimates related to any property could have a material impact on our business.

In the future, we could experience a significant decline in our production, which could have a material adverse effect on our cash flows, financial condition and results of operations. In addition, if the actual reserves associated with any one of our properties are less than estimated, our overall reserve estimates could be materially and adversely affected.

Our operations may be interrupted by severe weather or drilling restrictions.

Our operations are conducted in the Rocky Mountain region of the United States. The weather in this area can be extreme and can cause interruption in our exploration and production operations. Severe weather can result in damage to our facilities entailing longer operational interruptions and significant capital investment. Additionally, our operations are subject to disruption from winter storms and severe cold, which can limit operations involving fluids and impair access to our facilities.

Shortages of supplies, equipment and personnel may adversely affect our operations.

The natural gas and oil industry is cyclical and, from time to time, there are shortages of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs of rigs, equipment and supplies may be substantially increased and their availability may be limited. In addition, the demand for, and wage rates of, qualified personnel, including drilling rig crews, may rise as the number of rigs in service increases. If drilling rigs, equipment, supplies or qualified personnel are unavailable to us due to excessive costs or demand or otherwise, our ability to execute our exploration and development plans could be materially and adversely affected and, as a result, our business, financial condition and results of operations could be materially and adversely affected.

Hedging our production may result in losses.

In order to manage our exposure to price volatility in marketing our oil and natural gas, we may enter into oil and natural gas price risk management arrangements for a portion of our expected production.

Economically hedging the commodity price may limit the prices we actually realize and therefore reduce oil and natural gas revenues in the future.  In addition, commodity price risk management transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	reduction is less than expected;
•	the counterparty to the contract defaults on its obligations; or
•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

In addition, economic hedging may limit the benefit we would otherwise receive from increases in the prices of oil and gas.

Our success depends on our key management personnel, the loss of any of whom could disrupt our business.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our management. The loss of services of any of our key managers — including Mr. Schmidt, our President and Chief Financial Officer and Mr. Wafford, our Chief Operating Officer — could have a material adverse effect on our business, financial condition and results of operations.  At this time, we have obtained “key man” insurance through Sun River Operating, Inc. for Mr. Schmidt and Mr. Wafford.  This coverage may not exist in the future based upon insurance markets and/or the health of Mr. Schmidt or Mr. Wafford and/or our ability to funds such coverage.

Our directors are engaged in other businesses which may result in conflicts of interest.

Certain of our directors also serve as directors of other companies or have significant shareholdings in other companies operating in the oil and gas industry.

To the extent that such other companies participate in ventures in which we may participate, or compete for prospects or financial resources with it, these officers and directors will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Colorado, our directors are required to act honestly and in good faith with a view to our best interests. In determining whether or not we will participate in a particular program and the interest therein to be acquired by it, the directors will primarily consider the degree of risk to which we may be exposed and our financial position at that time.

Certain U.S. federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

President Obama’s Proposed Fiscal Year 2011 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures.  It is unclear whether any such changes will be enacted or how soon any such changes could become effective.  The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.

On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of greenhouse gases from motor vehicles and that could also lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the oil, natural gas and NGLs that we produce.

Also, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” or “ACESA,” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane. ACESA would require a 17 percent reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80 percent reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the Obama Administration has indicated its support of legislation to reduce greenhouse gas emissions through an emission allowance system.

Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for the oil, natural gas and NGLs that we produce.

Even if such legislation is not adopted at the national level, more than one-third of the states, either individually or as part of regional initiatives, have begun taking actions to control and/or reduce emissions of greenhouse gases, as have a number of local governments. Although most of the regional and state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as coal-fired electric power plants, smaller sources of emissions could become subject to greenhouse gas emission limitations, allowance purchase requirements or other restrictions or costs. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress currently is considering broad financial regulatory reform legislation that among other things would impose comprehensive regulation on the over-the-counter (OTC) derivatives marketplace and could affect the use of derivatives in hedging transactions. The financial regulatory reform bill adopted by the House of Representatives on December 11, 2009, would subject swap dealers and “major swap participants” to substantial supervision and regulation, including capital standards, margin requirements, business conduct standards, and recordkeeping and reporting requirements. It also would require central clearing for transactions entered into between swap dealers or major swap participants. For these purposes, a major swap participant generally would be someone other than a dealer who maintains a “substantial” net position in outstanding swaps, excluding swaps used for commercial hedging or for reducing or mitigating commercial risk, or whose positions create substantial net counterparty exposure that could have serious adverse effects on the financial stability of the U.S. banking system or financial markets. The House-passed bill also would provide the Commodity Futures Trading Commission (CFTC) with express authority to impose position limits for OTC derivatives related to energy commodities. Separately, in late January, 2010, the CFTC proposed regulations that would impose speculative position limits for certain futures and option contracts in natural gas, crude oil, heating oil, and gasoline. These proposed regulations would make an exemption available for certain bona fide hedging of commercial risks. Although it is not possible at this time to predict whether or when Congress will act on derivatives legislation or the CFTC will finalize its proposed regulations, any laws or regulations that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress is currently considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills currently pending before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Risks Related to Our Capital Stock

Our common stock has experienced, and may continue to experience, price volatility and a low trading volume.

The trading price of our common stock has been and may continue to be subject to large fluctuations, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

•	the results of our exploratory drilling;
•	trends in our industry and the markets in which we operate;
•	changes in the market price of the commodities we sell;
•	changes in financial estimates and recommendations by securities analysts;
•	acquisitions and financings;
•	quarterly variations in operating results;
•	the operating and stock price performance of other companies that investors may deem comparable to us;
•	an inability to regain compliance with the listing requirements of the NYSE AMEX; and
•	issuances, purchases or sales of blocks of our common stock.

This volatility may adversely affect the price of our common stock regardless of our operating performance. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further discussion.

Shares eligible for future sale may cause the market price for our common stock to drop significantly, even if our business is doing well.

If our existing shareholders sell our common stock in the market, or if there is a perception that significant sales may occur, the market price of our common stock could drop significantly. In such case, our ability to raise additional capital in the financial markets at a time and price favorable to us might be impaired. In addition, our board of directors has the authority to issue additional shares of our authorized but unissued common stock without the approval of our shareholders, subject to certain limitations under the rules of the exchange on which our common stock is listed. Additional issuances of our common stock would dilute the ownership percentage of existing shareholders and may dilute the earnings per share of our common stock. As of August 10, 2010, we had 23,585,819 shares of common stock issued and outstanding and warrants to purchase an additional 220,000 shares of common stock.

We have not previously paid dividends on our common stock and we do not anticipate doing so in the foreseeable future.

We have not in the past paid, and do not anticipate paying in the foreseeable future, cash dividends on our common stock.  Future credit facilities may contain covenants that restrict our ability to pay dividends on our common stock.  Additionally, any future decision to pay a dividend and the amount of any dividend paid, if permitted, will be made at the discretion of our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

     (a) Real Estate.          None.

     (b) Description of properties.

The Company owns fee title to various minerals under approximately 158,000 gross acres in Colfax County, New Mexico subject to a 10% royalty interest. These mineral interests constitute oil, gas and coalbed methane on 120,000 acres, approximately, and 50% of oil and/or gas rights on approximately 22,000 acres and approximately 20,000 acres of other miscellaneous mineral rights.

     (c) Oil and Gas Leases and Interests

 At April 30, 2010, the Company held undeveloped acreage as set forth below:

	Developed Acres		Undeveloped Acres		Total Acres
Location	Gross	Net	Gross	Net	Gross	Net

Colfax Co.
New Mexico	0	0	4,400	3,280	4,400	3,280

Colfax Co.
New Mexico	0	0	120,000	104,440	120,000	104,440

Colfax Co.
New Mexico	0	0	22,000	9,900	22,000	9,900

Colfax Co.	0	0	10,000	8,600	10,000	8,600
New Mexico

Wyoming	0	0	2,560	2,137	2,560	2,137

Total	0	0	158,960	128,357	158,960	128,537

Historical Oil or Gas Production for Company for the fiscal years ended April 30, 2010, 2009 and 2008.

	2010		2009		2008
	Natural Gas	Oil	Natural Gas	Oil	Natural Gas	Oil
Location	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)	(Mbbl)

New Mexico	0	0	0	0	0	0
Wyoming	0	0	0	0	0	0
Total	0	0	0	0	0	0

Productive Wells

During the year ended April 30, 2010, the Company did not have any gross or net producing wells.

(d) Patents. None

Subsequent Material Events

As a result of the acquisition of the FTP assets described herein, the following addition acreage has been added as of August1, 2010.

	Developed Acres		Undeveloped Acres		Total Acres
Location	Gross	Net	Gross	Net	Gross	Net
Tom Green Co.
Texas	0	0	2,148	1,610	2,148	1,610

ITEM 3. LEGAL PROCEEDINGS

LPC Litigation

On September 24, 2009, LPC Investments filed suit against the Company in a case titled: LPC Investment, LLC v Sun River Energy, Inc. Case No. 2009CV4859 the District Court of Jefferson County, Division 8, Colorado.

Among other things, the suit requested the Court issue a declaratory that 2.2 million shares previously purchased by LPC Investments (“LPC”) were owned by LPC, and to direct the Company to co-operate with LPC’s outstanding legend removal requests submitted to the Company's transfer agent by LPC.  LPC also sought payment of attorney fees and costs.  The Company counterclaimed and filed a third party claim against Kevin Paul as a co-defendant.  The Company counter-claimed for fraud, breach of contract and declaratory judgment.

Spencer Edwards Litigation

On March 10, 2010, the Company filed an Original Petition and Application for Temporary Injunction and Permanent Injunctive Relief in the County Court of Dallas County, Texas.  The case is styled: Sun River Energy, Inc., JH Brech, and Richard L. Toupal v. Spencer Edwards, Inc. Cause No. cc-10—1676-E, in the County Court at Law # 5, Dallas County, Texas.

The suit alleges among other things Spencer Edwards, Inc. has repeatedly violated Rule 144 of the U.S. Securities Act of 1933 in the selling of common shares of the Company on the open market which was a basis of the underlying litigation against Kevin Paul in Case No. 2009CV4859 the District Court of Jefferson County, Division 8, Colorado.  This case is in the discovery phase.  The Company is seeking actual damages and costs and attorney’s fees.

Subsequent Material Legal Evens

On June 23, 2010, the Company entered into a confidential settlement agreement regarding its litigation with LPC and Kevin Paul described herein which require the purchase of 1,900,139 shares of common from LPC and Paul over a specific period of time.  As July 23, 2010, 526,788 shares of stock have been purchased by third party investors consistent with the terms of the settlement agreement.

The Company has made demand on its former legal counsel, Holme, Roberts & Owen (“HRO”), and asserted that HRO committed malpractice with respect to HRO’s representation of the Company against LPC and Paul in the case set forth herein.  This case is not yet in litigation.  Presently, the parties are in talks regarding a settlement to resolve all claims with HRO having made numerous offers of compromise.  The Company is seeking approximately $300,000 in damages.

ITEM 4 – RESCINDED AND REMOVED.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority (the "FINRA") under the symbol "SNRV". The following table sets forth the range of high and low bid quotations for our common stock of each full quarterly period during the two most recently completed fiscal years. The quotations were obtained from information published by FINRA and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Quarter Ended	HIGH	LOW

April 30, 2010	$2.05	$1.40
January 31, 2010	2.01	1.40
October 31, 2009	2.73	2.05
July 31, 2009	2.60	1.65

The Quarter Ended	HIGH	LOW

April 30, 2009	$1.65	$1.58
January 31, 2009	0.65	0.65
October 31, 2008	0.495	0.495
July 31, 2008	0.20	0.20

As of August 10, 2010, there were 94 holders of record of our common stock. A significant number of the shares are held in street name and, as such, we believe that the actual number of beneficial owners is higher.

Dividends

To date, we have not paid any dividends on our common stock nor established a policy concerning payment of regular dividends.  Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including restrictions imposed by our preferred stock then outstanding, if any, our earnings, financial condition, capital requirements and debt covenants, if any, and the tax treatment of any such dividends.

Unregistered Sales of Equity

The Company made the following unregistered sales of its securities from May 1, 2009 to April 30, 2010.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

2/2/10	Common Stock	20,000	Consulting Fee	Business Associate

2/3/10	Common Stock	50,000	Consulting Fees	Officers

2/28/10	Warrant	20,000	Consulting Fee	Business Associate

3/10/10	Common Stock	20,000	Consulting Fee	Business Associate

3/29/10	Common Stock	80,000	Promissory Note Conversion	Business Associate

3/31/10	Warrant	20,000	Consulting Fee	Business Associate

4/5/10	Common Stock	20,000	Consulting Fee	Business Associate

4/5/10	Common Stock	200,000	Promissory Note Conversion	Business Associate

4/9/10	Common Stock	25,000	Promissory Note Conversion	Business Associate

4/30/10	Warrant	20,000	Consulting Fee	Business Associate

Exemption from Registration Claimed

All of the shares described above were issued by us in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2). All of the individuals and/or entities listed above that purchased the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA

Subsequent Material Event

On August 5, 2010, Sun River Energy, Inc. (the "Company") issued an aggregate 1,530,597 shares of its common stock, par value $0.0001 per share, to the holders of certain promissory notes. The shares were issued upon conversion of an aggregate of $1,416,340.76 of principal and accrued but unpaid interest due under various promissory notes issued by the Company. The principal and accrued but unpaid interest due on the promissory notes was converted at conversion prices ranging from $0.25 per share to $1.50 per share based on the original terms of the promissory notes. The Company issued the shares pursuant to exemptions from the registration requirements under Section 4(2) of Securities Act of 1933, as amended.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Annual Report on Form 10-K for the year ended April 30, 2010 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. ("Sun River," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative  variations  thereof or comparable terminology are intended to identify forward-looking statements.

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

Plan of Operations

We had no revenues during the years ended April 30, 2010 and 2009. We have minimal capital and minimal cash.  The primary source of funds for the Company was debt.  Future funding is anticipated to be commercial debt supported by production obtained by drilling or acquisition and the issuance of equity for cash.

The Company’s anticipated future development includes, but is not limited to, further development of its New Mexico mineral interests, continued operations and production of the Lora # 1 well and of the Stansberry # 1 well.  Additionally, the Company intends to identify and acquire additional mineral interest and production in geological and geographical areas in which management has technical and administrative experience.

We will need substantial additional capital to support our proposed future operations.  We have no revenues.  We have no committed source for any funds as of the date hereon.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 20010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Results of Operations - Year Ended April 30, 2010 Compared To Year Ended April 30, 2009

During the years ended April 30, 2010 and 2009, the Company did not recognize any revenues from it operational activities.

During the year ended April 30, 2010, the Company incurred operational expenses of $2,339,802 compared to $2,655,423 during the year ended April 30, 2009.  The decrease of $315, 621 was a result of the decrease of $250,000 in litigation expense and the $1,070,463 decrease in consulting expenses, offset by a $778,025 increase in general and administrative expenses and a $234,695 increase in officer and directors fees.

During the year ended April 30, 2010, the Company recognized a net loss of $2,377,427 compared to a net loss of $2,827,376 during the year ended April 30, 2009.  The decrease of $449,949 was a result of the $315,621 decrease in operational expenses, discussed above, combined with the $134,328 decrease in other income (expenses)

Liquidity and Capital Resources

At April 30, 2010, the Company had total current assets of $39,817 consisting solely of cash, and total current liabilities of $2,373,808, consisting of $876,055 in accounts payables, $213,893 in accrued interest, $550,000 in accrued litigation expense, $(470,435) in stock deliverable as payment for debt, $37,508 in bonds payable and $1,166,787 in notes payable.  At April 30, 2010, the Company had a working capital deficit of $2,333,991.

Conversion

On August 6, 2010, the Company converted an aggregate of $1,416,341 of outstanding promissory notes into 1,530,597 shares of the Company’s common stock.  The promissory notes were converted at rates of $0.25 per share to $1.50 per share depending upon the terms of the individual promissory notes.  The Company anticipates converting all or a majority of the remaining debt to equity under the terms of the Agreements set forth herein.

The Company has only common stock as its capital resource.

The Company was reliant on loans and advances from non affiliates to sustain any operations.

The Company has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company’s financial disclosures.

Oil and Gas Properties and Reserves

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties.  Should capitalized costs exceed this ceiling, an impairment would be recognized.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission (“SEC”), such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.
The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of our wells have been producing less than seven years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the estimates of our proved reserves including developed producing, developed non-producing and undeveloped. As our wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.

Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from any estimates.

 Impairment of Long-lived Assets

The cost of our unproved properties is withheld from the depletion base as described above, until it is determined whether or not proved reserves can be assigned to the properties. These properties are reviewed periodically for possible impairment. Our management reviews all unproved property each quarter. If a determination is made that acreage will be expiring or that we do not plan to develop some of the acreage that is no longer considered to be prospective, we record an impairment of the acreage and reclassify the costs to the full cost pool. We estimate the value of these acres for the purpose of recording the related impairment. The impairments that we have recorded were estimated by calculating a per acre value from the total unproved costs incurred for the applicable acreage divided by the total net acres owned by us. This per acre estimate is then applied to the acres that we do not plan to develop in order to calculate the impairment. A change in the estimated value of the acreage could have a material impact on the total impairment recorded by us, calculation of depletion expense and the ceiling test analysis.

Stock-Based Compensation

We account for stock option grants and restricted stock awards by recognizing compensation cost for stock-based awards based on the estimated fair value of the award. Compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. We use the Black-Scholes option valuation model to calculate the fair value of option awards. This model requires us to estimate a risk free interest rate and the volatility of our common stock price. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 15, 2009, which did not have a material impact on our financial statements.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Proposed Accounting Standard Update (Topic 450) – Disclosure of Certain Loss Contingencies. This amendment would lower the current disclosure threshold and broaden the current disclosure requirements to provide adequate and timely information to assist users in assessing the likelihood, potential magnitude, and potential timing (if known) of future cash outflows associated with loss contingencies.  For public entities, the new guidance would be effective for fiscal years ending after December 15, 2010, and interim and annual periods in subsequent fiscal years. The Company is currently evaluating the impact of the future adoption of the Update.

There were various other accounting standards and interpretations issued in 2009 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Off Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of April 30, 2010, the off-balance sheet arrangements and transactions that we had entered into included undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

Commodity Price Risk

We have entered into no commodities sales or swap agreements in past year.

Interest Rate Risk

We do not currently use interest rate derivatives to mitigate our exposure, including under our revolving credit facility, to the volatility in interest rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company's cash holdings do not generate interest income.

Reduced Commodity Prices May Result in Ceiling Test Write-Downs and Other Impairments

We may be required to write down the carrying value of our gas and oil properties as a result of low gas and oil prices or if there are substantial downward adjustments to the estimated proved reserves, increases in the estimates of development costs or deterioration in the exploration results.

Investments in unproved properties are also assessed periodically to ascertain whether impairment has occurred. Our evaluation of impairment of unproved properties incorporates our expectations of developing unproved properties given current and forward-looking economic conditions and commodity prices.

Reduced Commodity Prices May Impact Our Ability to Produce Economically

Significant or extended price declines may adversely affect the amount of oil and natural gas that we can produce economically. A reduction in production could result in a shortfall in our expected cash flows and require us to reduce our capital spending or borrow funds to cover any such shortfall. Any of these factors could negatively impact our ability to replace our production and our future rate of growth.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements and the related notes are set forth at pages F-1 through F-17 attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9 A. CONTROLS AND PROCEDURES

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of April 30, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Based on that evaluation, the Chief Executive Officer, Redgie Green concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of April 30, 2010.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal control over financial reporting includes those policies and procedures that:

(1)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(2)   provide  reasonable  assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(3)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material  effect on the Company's  financial statements.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended April 30, 2010. We believe that internal control over financial reporting is not effective. While we have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations, the fact that we are a small business with limited employees causes a weakness in internal controls over the segregation of duties.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Subsequent Material Event

With the acquisition of PC Operating Texas, Inc., renamed Sun River Operating, Inc. the CEO of the Company, Donal R. Schmidt, Jr., now believes that the company is in compliance with all applicable regulations regarding internal controls over financial reporting.  His belief is based upon the experience and training of the personal presently employed as a result of the acquisition of PC Operating Texas Inc. who are responsible for accounting implementation and oversight as well as the accounting and management systems in place.  Specifically, Mr. Schmidt the acting CFO is a CPA with a Masters Degree in Management and Accounting from the University of Texas.  He also is a former Big-8 auditor with significant oil and gas audit experience.  He is expressly familiar with all facets of internal controls, separation of financial duties and oversight.  In addition, the predecessor to PC Operating Texas, Inc. which employed the current accounting staff routinely completed its independent financial audits with no comments or weaknesses identified in internal control by it outside CPAs.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All our directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Directors are elected for one-year terms at the annual stockholders' meeting.  Our officers are appointed by our Board of Directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and the duration of their office are as follows:

Name	Age	Position	Term
Donal R. Schmidt, Jr.(1)	49	Chief Executive Officer, President and Chairman of the Board	2011
Thimothy S. Wafford(2)	50	Chief Operating Officer	N/A
Robert B. Fields(3)	72	Director	2011
Redgie T. Green(4)	56	Director	2011
Stephen W. Weathers	48	Director	2011
Thomas Anderson	42	Director	2011
David Surgnier	59	Director	2011
Jay Leaver(5)		Former President	N/A
Joe Kelloff(6)		Former Chief Operating Officer	N/A
(1) Mr. Donal R. Schmidt, Jr. was appointed as our President and Chief Executive Officer effective as of August 3, 2010.
(2) Mr. Thimothy Wafford was appointed as our Chief Operating Officer effective as of August 3, 2010.
(3) Mr. Robert B. Fields was appointed to our Board of Directors as of August 3, 2010.
(4) Mr. Redgie Green resigned as our Chief Executive Officer on August 3, 2010.
(5) Mr. Jay Leaver resigned as our President on of August 3, 2010.
(6) Mr. Joe Kelloff resigned as our Chief Operating Officer on of August 3, 2010.

There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Directors and Executive Officers

Donal R. Schmidt, Jr. – Chief Executive Officer, President and Chairman of the Board

Mr. Schmidt was appointed as Chairman of the Board and as our Chief Executive Officer and President effective on August 3, 2010. For the last 11 years, Mr. Schmidt has been an independent oil and gas producer. Mr. Schmidt is a managing member of FTP Oil and Gas I LLC, the General Partner of FTP. FTP is a limited partnership formed for the acquisition of leases in the Permian Basin located in West Texas. Mr. Schmidt was also the managing director of PC Operating Texas Inc., which conducted drilling and operations for FTP and other working interest partners. From 2005 until 2008, Mr. Schmidt was Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer and Director of Dorado Exploration Inc; Director of Dorado Operating Inc.; and President of the Managing Member of the General Partner of Dorado Beckville Partners I LP.  Dorado Exploration Inc., Dorado Operating Inc. and Dorado Beckville I LP each filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the spring of 2008.  Through the approved plans of reorganization for each company all allowed claims were paid in full and preferred shareholders of Dorado Exploration Inc. received $1.375 for their $1.00 preferred stock.  From June 5, 2000 through December 31, 2004, he served as the managing member of Fredonia East Texas Property Acquisition Co., LLC and Longhorn Compression, LLC, where Mr. Schmidt was responsible for the land, legal, accounting, gas marketing and management of the financial assets of both companies.  Fredonia East Texas Property Acquisition Co., LLC, was a non-operating working interest holding company and Longhorn Compression, LLC, is a company that owns compressors used on oil and gas wells.

Mr. Schmidt is a licensed attorney and Certified Public Accountant in the State of Texas. He graduated with a B.S. in Mathematics and a minor in Chemistry from Texas Tech University in 1984. Additionally, he earned both an M.B.A. in Finance (1988) and M.S. in Accounting (1987) from the University of Texas at Dallas. In 1987, he joined the Dallas office of KPMG Peat Marwick as an oil and gas auditor. Mr. Schmidt, a member of law review, graduated from Texas Wesleyan University School of Law in 1996.

Thimothy S. Wafford – Chief Operating Officer

Mr. Wafford was appointed as our Chief Operating Officer effective on August 3, 2010.  Mr. Wafford has over 26 years of diversified experience in the oil and gas industry, and has worked with Mr. Schmidt as an independent oil and gas producer for the last 11 years.  He has also worked as a Petroleum Reservoir Engineer both domestically and internationally.  Mr. Wafford was President of Essex Energy of Texas, Inc. from August 1, 2000 through May 13, 2003.  Essex Energy of Texas, Inc., an entity in which Mr. Wafford was the sole director, officer and owner, was an oil and gas operating company that filed a Voluntary Petition of Bankruptcy under Chapter 7 of the Bankruptcy Code on December 2, 2002.  Essex Energy of Texas was liquidated and discharged from bankruptcy on May 13, 2003.  From December 2002 through the present, Mr. Wafford has been President of Waterman Oil & Gas, Inc.  In these positions, Mr. Wafford was responsible for acquisitions and divestitures, drilling and completions, production and pipeline operations, gas gathering, processing and compression.  From April 1, 2003 through January 25, 2005, Mr. Wafford was responsible for acquisitions and divestitures, drilling and completions, production and pipeline operations, gas gathering, processing and compression with respect to the properties that were contributed to Dorado Beckville Partners I LP by Mr. Wafford and Mr. Schmidt.  From January 25, 2005 to December 31, 2008, Mr. Wafford served as Chief Operating Officer and Director of Dorado Exploration Inc. Dorado Exploration Inc. and its affiliates filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code as described above.

While attending Texas A&M University from 1980 to 1983, Mr. Wafford was a student engineer for the independent petroleum reservoir engineers at Tom Calhoun & Associates, primarily responsible for reserve estimates and valuations of properties in the East Texas Oilfield. Upon graduation from Texas A&M University in 1984 with a B.S. in Petroleum Engineering, Mr. Wafford served as Reservoir Engineer for the Oil and Gas Division of the First National Bank, Longview, Texas. Mr. Wafford returned to graduate school in 1986 and earned both an M.B.A. Finance and M.S. Accounting from the University of Texas at Dallas in 1988. From 1988 to 1990, Mr. Wafford served as an Oil and Gas Management Consultant with the Dallas office of PriceWaterhouse. From 1990 to 1997, Mr. Wafford worked in various domestic and international capacities as a petroleum reservoir engineer. In 1998, began his career as an independent oil and gas producer.

Robert B. Fields – Director

Mr. Fields was appointed to our Board of Directors effective as of August 3, 2010.  From July 27, 2006 to August 6, 2008, Mr. Fields served on the Board of Directors of Dorado Exploration Inc. Dorado Exploration Inc. and its affiliates filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code as described above. Since 2006, Mr. Fields has served as the managing member of PetroFields LLC, his personal oil and gas investment venture based in New York. Since February 15, 2001, Mr. Fields has served as the Chairman of ActForex, Inc., a New York fully hosted management service provider of proprietary software for currency trading. From April 2008 through June 8, 2010, Mr. Fields served on the board of Sky People Fruit Juice (SPU (on NASDAQ)). Mr. Fields has served as a director of China Green Agriculture, a Nasdaq-listed corporation since February 8, 2010 and serves as Chairman of its Compensation Committee and member of its Audit Committee. From June 2005 through the annual shareholder meeting on May 31, 2006, Mr. Fields served on the Board of Directors and as Chairman of the Audit Committee of Genoil Inc., a corporation with its shares traded on the OTC Bulletin Board. From 1999 to 2002, Mr. Fields was Executive Advisor to Laidlaw Global Corp., an AMEX-listed corporation. Mr. Fields has served on the Board of Directors of Statmon Technologies, Inc., a corporation with its shares traded on the OTC Bulletin Board, since June 2000, and serves as Chairman of its Audit Committee. From 1997 to 1998, Mr. Fields served as Vice Chairman and, from 1997 to 1999, as a director of Laidlaw Ship Funding Ltd. Mr. Fields recently served as the President of the Friars National Association Foundation, Inc., a philanthropy of the arts based in New York, and since 1998 Mr. Fields has held various officer positions with the organization and is now a Trustee. From 1995 to 1998, he was a director of Hospital Staffing Services, Inc., a New York Stock Exchange-listed corporation. Prior to that Mr. Fields also served as President and CEO of L'Express Inc., a New Orleans based interstate regional airline, Executive Vice President of American Finance Group in Boston, and as a director and a member of the Audit Committee of Flight International Group of Newport News, Virginia, a public company. Additionally, Robert Fields was managing director of Equifund, L.P. Since 1979, he has served as the President of Tradestar Ltd., his wholly owned consulting firm that specializes in asset appreciation.

Redgie T. Green - Director

Mr. Green has served as one of our directors since 1998.  From January 2009 to August 3, 2010, he served as our Chief Executive Officer.  From January 2009 through October 2009, he served as our President.  Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He served as a director for Mountains West Exploration, Inc. in 2005. He is a Director of Concord Ventures, Inc. (2006).  He has served as a director of ASPI, Inc. from 2006 through the fall of 2009 and was been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. from 2005 through 2006.

Stephen W. Weathers – Director

Mr. Weathers has served as one of our directors since 2006.  He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1995 through 1999 and currently works as a Principal Environmental Specialist in the Environmental Remediation and Transactional Support Group for DCP Midstream, LP (formerly Duke Energy Field Service) which is a natural gas gathering and processing company (1999-Present). Mr. Weathers is a Professional Geologist registered in the State of Texas and earned his B. S. in Geology from Boise State University. Mr. Weathers also serves as a director of Atomic Paintball.

Thomas Anderson - Director

Mr. Thomas Anderson, age 45, became a director of the Company in 2002.  Mr. Anderson presently works as the Chief Operating Officer for American Capital Energy, a commercial and utility scale solar energy developer. He has been with American Capital Energy since October 2008.  He recently served as Managing Director of the Environmental Science and Engineering Directorate of Qinetiq North America in Los Alamos, New Mexico. He was with Qinetiq North America, formerly Apogen Technologies, from January, 2005, through September, 2008. Mr. Anderson worked for 19 years in the environmental consulting field, providing consulting services in the areas of environmental compliance, characterization and remediation services to Department of Energy, Department of Defense, and industrial clients. He formerly worked as a Senior Environmental Scientist at Concurrent Technologies Corp. from November 2000 to December 2004. He earned his B.S. in Geology from Denison University and his M.S. in Environmental Science and Engineering from Colorado School of Mines.

David Surgnier – Director

Mr. Surgnier has served as one of our directors since 2006.  Mr. Surgnier has served as President and Engineer for Delta Gas Corporation, an Oklahoma corporation an Oil & Gas operating and consulting company and Delta Environmental Services, a wholly owned division of Delta Gas Corporation since 1992. From 1986 to 1992, he was the Rocky Mountain Regional Manager for Completion Technology International a Texas corporation manufacturer and service company of external casing packers and well completions. From 1980 to 1986, Mr. Surgnier was the Manager of Special Projects for Texas Iron Works, Inc a Texas corporation Manufacturer, servicing and installation of deep and hostel well equipment and completions.  From 1972 to 1980, Mr. Surgnier was the Drilling and Production Engineer for Atlantic Richfield Oil Company, a corporation, Worldwide Oil & Gas Company located in Houston, Texas and ARCO Alaska, E & P and Operators of half of Alaskan North Slopes , a corporation  Surgnier has 38 years experience as a petroleum engineer, project and regional manager, technical writer and presenter, and developer, inventor and co-inventor of patented and proprietary equipment and products, for the petroleum and environmental industry. He has operated and managed projects onshore and offshore in North and South America, the North Slope of Alaska, Cook Inlet of Alaska and the Middle East. In addition, he has drilled and completed domestic water supply wells for individuals, the Chickasaw, Choctaw and Seminole Nations, and U.S. Public Health Services; oil field water supply wells for Cities Service Co., Framers Energy Corporation, Botcher Gas Company, Cameron Oil Company and Phillips Petroleum Corporation; and municipal water supply wells for the Cities of Stewart, McAlister, Stonewall Ada and Tribbey, Oklahoma. He has also served as an environmental consultant to Environmental Resource Management, Biotreatment, Inc., Aarow Environmental, Inc., Argonne National Laboratory and the University of Chicago. Mr. Surgnier earned his B.S. in Mathematics in 1971 from the University of Oklahoma, his B.S. in Petroleum Engineering in 1972 from the University of Oklahoma, and his M.S. in Petroleum Engineering in 1984 from the University of Texas.

Jay Leaver – Former President

Mr. Leaver served as our President from October 2009 through August 2010.  He will continue to serve as a consultant for us.   He has been employed with Thomason Partners Associates, Inc. ("TPA") on prospect development in the Rocky Mountain Region, and in the Appalachian, Michigan, and Illinois Basins from 1991 to 2010, and worked on projects that led to economic hydrocarbon discoveries in North Dakota, Utah, Idaho, and Australia.  Prior to joining TPA, from 1989 to 1991 he was employed as geologist at Western States Minerals, a small gold mining company with properties in Utah, Nevada, and California.  From 1987 to 1989, Mr. Leaver was employed as a geological technician and later a geologist at Pendleton Land and Exploration, a small oil exploration company.  In 2006, Mr. Leaver was promoted to Vice President of Geoscience at TPA, responsible for ensuring a high degree of geophysical and geochemical technology was applied to TPA projects.  In 2008, Mr. Leaver was promoted to Executive Vice President at TPA, responsible for managing the flow of projects through the TPA pipeline.  Mr. Leaver received his B.S. degree in Geological Engineering from the Colorado School of Mines in 1986. Mr. Leaver is a member of the American Association of Petroleum Geologists and the Society of Exploration Geophysicists.  In 2009 he served as elected Secretary of the local AAPG Section, the Rocky Mountain Association of Geologists.

Joe Kelloff – Former Chief Operating Officer

Mr. Kelloff served as our Chief Operating Officer from November 2009 through August 3, 2010.  He will continue to serve as a consultant for us.  Prior to joining us, Mr. Kelloff spent 15 months traveling the world while on sabbatical.  Prior to that, he served as a Director of Western Production at Petroleum Development Corporation from 2006 to 2008.  From 2005 to 2006, he was a Manager – E&P Planning at Hess Corporation.  He was a District Engineer for Patina Oil and Gas Corporation from 2002 to 2005. From 2000 through 2002, Mr. Kelloff worked as an Operations Engineer for Merit Energy Company.  From 1994 through 2000, Mr. Kelloff held several positions with Mobil Exploration and Producing U.S., Inc., including among others, Production Engineer, Business Analyst and Operations/Surveillance Engineer.   In May 1994, Mr. Kelloff received his Bachelor of Science in Petroleum Engineering from the Colorado School of Mines. He has been a member of the Society of Petroleum Engineers since 1992 and has been a member of CM Production, LLC's Board of Advisors since 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our common stock, to file with the SEC reports of ownership and changes in ownership of our common stock and our other equity securities. Such reporting persons are required to furnish us with copies of all Section 16(a) forms they file.

Based on a review of our records or oral or written representations from certain reporting persons subject to Section 16(a), we believe that, with respect to fiscal 2010, all filing requirements applicable to our directors and officers who are subject to Section 16(a) were complied with.

Code of Ethics

Our Board of Directors has not adopted a written code of ethics because to date we have only had two members on our management team, both of which have been employed as consultants and not full time employees.  Based on our recent acquisition and the management changes we have implemented, our Board of Directors will re-evaluate the adoption of a Code of Ethics.

Audit Committee and Audit Committee Financial Expert

We currently do not have a separately-designated Audit Committee.  Our full Board of Directors acts as our Audit Committee.  Given our operations to date, our Board of Directors believes that all of its members collectively have the adequate capabilities to discharge its function as an Audit Committee.  As a result, our Board of Directors has not designated an "audit committee financial expert."

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation paid by or incurred on our behalf to our Chief Executive Officer, Redgie Green, and certain other executive officers (our "Name Executive Officers") for the fiscal years ended April 30, 2010 and 2009.

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Redgie Green, Former CEO, President (1)	2010 2009	0 0	0 0	$0 11,250	$0 490,000	0 0	0 0	0 0	$0 501,250

Jay Leaver, Former President (2)	2010	$42,000	0	$103,500	0	0	0	0	$145,500

Joe Kelloff, Former Chief Operating Officer (3)	2010	$49,999	0	$82,500	0	0	0	$82,500	$132,499

(1)  Mr. Green was appointed as our CEO in January 8, 2009 and resigned as our CEO on August 3, 2010.  During the year ended April 30, 2009, we issued Mr. Green 25,000 shares of our restricted common stock valued at $11,250 based on a closing market price of $0.45 per share on the date of the issuance. The shares were issued for services as a director.  During the year ended April 30, 2009, we issued Mr. Green a warrant exercisable for 350,000 shares of our common stock. The Warrant has a term of three years, an exercise price of $1.65 per share and provides for a cashless exercise. Using the Black-Scholes method of valuation, the warrant has a value of $490,000.
(2)  Mr. Leaver was appointed as our President on October 21, 2009 and resigned on August 3, 2010.  Pursuant to the terms of a consulting agreement, we paid Mr. Leaver a monthly consulting fee equal to $6,000. In addition, we issued Mr. Leaver a total of 50,000 shares of our common stock at prices ranging from $1.60 to $2.50 per share based on the market value of the stock on the date of issuance.
(3) Mr. Kelloff was appointed as our Chief Operating Officer on October 21, 2009 and resigned on August 3, 2010.  Pursuant to the terms of a consulting agreement, we paid Mr. Kelloff a monthly consulting fee of $8,333 per month.  In addition, we issued Mr. Kelloff a total of 45,000 shares of our common stock at prices ranging from $1.60 to $1.95 per share based on the market value of the stock on the date of issuance.

Consulting Agreements

Effective October 1, 2009, we entered into a consultant engagement agreement with Mr. Jay Leaver our former President.  Pursuant to the terms of the consultant engagement agreement, Mr. Leaver served as our President and received a monthly cash fee of $6,000.  Pursuant to the terms of the consultant engagement agreement, we issued Mr. Leaver 10,000 shares of our restricted common stock upon execution of the agreement and 10,000 shares of our common stock on a quarterly basis thereafter which have been issued.  Prior to the execution of the consultant engagement agreement, in July 2009, we issued Mr. Leaver 35,000 shares of our common stock under a then existing corporate advisor agreement, which agreement was superseded by the consultant engagement agreement. On August 3, 2010, Mr. Leaver resigned as our President.  We continue to retain Mr. Leaver as a consultant pursuant to the terms of the consultant engagement agreement.

Effective November 1, 2009, we entered into a consultant engagement agreement with Mr. Kelloff, our former Chief Operating Officer.  Pursuant to the terms of the consultant engagement agreement, Mr. Kelloff served as Chief Operating Officer and received a monthly cash fee of $8,333.  Pursuant to the terms of the consultant engagement agreement, we issued Mr. Kelloff 30,000 shares of the Company’s restricted common stock upon execution of the consultant engagement agreement. On August 3, 2010, Mr. Kelloff resigned as our Chief Operating Officer.  We continue to retain Mr. Kelloff as a consultant pursuant to the terms of the consultant engagement agreement.

Subsequent Material Event —Employment Agreements

Effective August 3, 2010, we entered into employment agreements with each of Messrs. Donal R. Schmidt, Jr., our Chief Executive Officer and President and Thimothy S. Wafford, our Chief Operating Officer.  The employment agreements provided for an initial term of three years and will automatically renew for additional one year unless either party gives notice 90 days prior to the end of the then current term of its intent to terminate the agreement.  Pursuant to the terms of the employment agreements, each of Messrs. Schmidt and Wafford will not receive any salary during the first year of their employment and thereafter shall be entitled to receive an annual minimum base salary of $300,000 during the second and third year of their employment, which amount is subject to increase upon approval by our Board of Directors.  In addition, each of Messrs. Schmidt and Wafford is entitled to receive a bonus, in cash or in shares of our common stock, as determined by our Board of Directors; provided, however, that bonuses payable for the period ending April 30, 2013 shall be based upon the increase in reserves as computed under SEC rules and regulations from the prior fiscal year end reserves with a maximum bonus of $2,500,000 payable in any given fiscal year.  Lastly, each of Messrs. Schmidt and Wafford is entitled to receive stock options to purchase 1,000,000, which options shall vest in equal monthly installments over a period of 36 months and have an exercise price equal to the fair market value of our common stock on the effective date of our acquisition of PC Operating.

In the event either of Messrs. Schmidt and Wafford is terminated by us other than for "Cause" as defined in the employment agreements or by the executive for "Good Reason" as defined in the employment agreements, the executive shall be entitled to receive all compensation earned through the date of the termination plus a lump sum payment equal to two times the executive's base salary at the time of such termination, if such termination occurs in the first or second year of the term, or a lump sum payment equal to two time the executive's base salary at the time of such termination for the remainder of the term, if such termination occurs in the third year or any subsequent renewal.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding equity awards held by the officers for the fiscal year ended April 30, 2010 (the "Named Executive Officers"):

	Warrant Awards					Stock awards
Name	Number of securities underlying unexercised warrants (#) exercisable	Number of securities underlying unexercised warrants (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned warrants (#)	Warrant exercise price ($)	Warrant expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)

Redgie Green	350,000	-	-	$1.65	4/30/2012	-	-	-	-

Jay Leaver	-	-	-	-	-	-	-	-	-

Joe Kelloff	-	-	-	-	-	-	-	-	-

(1)   During the year ended April 30, 2010, we granted Mr. Green a warrant exercisable for 350,000 shares of our restricted common stock.  The warrant has a term of three years, an exercise price of $1.65 per share and provides for a cashless exercise. The warrant was valued using the Black-Scholes Valuation Method and was determined to have a value of $490,000.

Directors Compensation

The Company does not currently pay any cash fees to its directors, nor does the Company pay directors' expenses in attending board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

•	each person who is known to us to be the beneficial owner of five percent (5%) or more of our common stock;

•	each of our directors, Named Executive Officers and executive officers ; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock underlying options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common Stock	Donal R. Schmidt, Jr. (3)	2,129,667	8.78%
Common Stock	Thimothy S. Wafford(4)	2,281,678	9.41%
Common Stock	Robert B. Fields	0	*
Common Stock	Redgie Green(5)	538,500	2.25%
Common Stock	Thomas Anderson(6)	500,000	2.09%
Common Stock	David Surgnier(7)	500,000	2.09%
Common Stock	Stephen Weathers(8)	500,000	2.09%
Common Stock	Jay Leaver(9)	65,000	*
Common Stock	Joe Kelloff(10)	75,000	*
Common Stock	FTP Oil and Gas, LP (11)	2,004,667	8.27%
Common Stock	LPC Investments, LLC 200 S. Wilcox St. #154 Castle Rock, CO 80104	1,373,350	5.82%
Common Stock	Robert Doak (12) PO Box 754 Trinidad, NM 81082	6,117,233	25.94%
Common Stock	New Mexico Energy, LLC (13) PO Box 754 Trinidad, NM 81082	2,941,666	12.47%
Common Stock	Cicerone Corporate Development, LLC (14) 501 Trophy Lake Drive, Suite 314 PMB 116 Trophy Club, TX 76262	7,363,356	30.93%
	All Directors and Executive Officers as a Group (7 persons)(15)	4,445,178	17.33%

* Less than 1%

(1)	Expect as otherwise note, the address for each of the beneficial ownership is our address at 5950 Berkshire Lane, Suite 1650, Dallas, Texas 75225.
(2)	Based upon 23,585,819 shares of common stock issued and outstanding on August 10, 2010.
(3)
Includes (a) 125,000 shares owned by Mr. Schmidt directly and (b) 2,004,667 shares owned by FTP Oil and Gas, LP of which he is the managing member and owner of 50% of the membership interest of its general partner and the owner of a 49.5% limited partnership interest.  Mr. Schmidt was appointed as our President and Chief Executive Officer and as a director on August 3, 2010.

(4)
Includes (a) 125,000 shares owned by Mr. Wafford directly, (b) 2,004,667 shares owned by FTP Oil and Gas, LP of which he is the owner of 50% of the membership interest of its general partner and the owner of a 49.5% limited partnership interest, (c) 152,011 shares, which represent his proportionate share of the common stock owned by a limited liability company of which Mr. Wafford is a member.  Mr. Wafford was appointed as our Chief Operating Officer on August 3, 2010.

(5)	Includes (a) 188,500 shares of common stock and (b) 350,000 shares of common stock issuable upon exercise of a warrant.
(6)	Includes (a) 150,000 shares of common stock and (b) 350,000 shares of common stock issuable upon exercise of a warrant.
(7)	Includes (a) 150,000 shares of common stock and (b) 350,000 shares of common stock issuable upon exercise of a warrant.
(8)	Includes (a) 150,000 shares of common stock and (b) 350,000 shares of common stock issuable upon exercise of a warrant.
(9)	Mr. Leaver resigned as our President on August 3, 2010.
(10)
Includes (a) 30,000 shares of common stock owned directly by Mr. Kelloff and (b) 45,000 shares of common stock owned by Kelloff Oil & Gas, LLC of which Mr. Kelloff is a member.  Mr. Kelloff resigned as our Chief Operating Agreement on August 3, 2010.

(11)	Includes (a) 1,338,000 shares of common stock and (b) 666,667 shares of common stock issuable upon conversion of a $1,000,000 convertible promissory note.
(12)
Includes (a) 3,175,567 shares of common stock owned directly by him, and (b) 2,941,666 shares of owned by New Mexico Energy, LLC of which he is a member.  Each of Robert Doak and New Mexico Energy, LLC have granted options to  Cicerone Corporate Development, LLC ("Cicerone") to purchase the shares owned by Mr. Doak and New Mexico Energy, LLC, respectively, at a price of $1.50 per share.

(13)
Includes (a) 1,006,123 shares of common stock, (b) 220,000 shares of common stock issuable upon exercise of options, (c) 3,175,567 shares of common stock purchaseable upon exercise of an option granted to Cicerone by Mr. Robert Doak, and (d) 2,941,666 shares of common stock purchaseable upon exercise of an option granted to Cicerone by New Mexico Energy, LLC.

(14)
Includes (a) 2,378,511 shares of common stock, (b) 1,400,000 shares of common stock issuable upon exercise of warrants and options owned by the officers and directors, and (c) 666,667 shares of common stock issuable upon conversion of a $1,000,000 convertible promissory note.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In July 2009, we entered into a consulting agreement with Cicerone.  Pursuant to the terms of the consulting agreement, in exchange for services under the consulting agreement, we issue to Cicerone 20,000 shares of our common stock and a warrant to purchase 20,000 shares of common stock, which warrant has an exercise price equal to the closing price of our common stock on the date of grant and is exercisable for a period of two years from the date of grant.  During the year ended April 30, 2010, the Company issued 180,000 shares of our common stock and warrants to purchase an aggregate of 180,000 shares of our common stock with exercise prices ranging from $1.54 to $2.73 per share.  The Company recognized an expense of $456,340 (a range of $1.54 to $2.73 per share, based on closing market prices on the date of issuance). The warrants were valued using the Black-Scholes model. The total fair value of the options at the date of grant was $216,320 and was recorded as consulting expense.  Effective July 15, 2010, we extended the existing Consulting Agreement with Cicerone for an additional three years.

On July 27, 2010, we executed a commercial promissory note in the principal amount of $629,105.96 to Cicerone.  The note was unsecured, due on demand and bore interest at the rate of 4 % per annum and convertible into shares of our common stock at the rate of $1.45 per share.  On August 3, 2010, Cicerone converted the note into 433,867 shares of our common stock.

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

On June 23, 2010, the Company entered into a Settlement Agreement regarding its litigation with LPC Investment, LLC and its equity holder, Kevin Paul which require the purchase of 1,900,139 shares of common stock under the terms of a Settlement Agreement.  As July 23, 2010, 526,788 shares of stock have been purchased by third party investors consistent with the terms of the settlement agreement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Larry O' Donnell, CPA, PC ("O'Donnell") has served as our independent registered accounting firm since November 13, 2008.

The following table represents aggregate fees billed to us during the fiscal years ended April 30, 2010 and 2009.
	Year Ended April 30,
	2010	2009
Audit Fees	$8,300	$1,100

Audit-related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	$8,300	$1,100

We do not have an Audit Committee.  As a result, the duties the Audit Committee are fulfilled by our full Board of Directors.  Our Board of Directors pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this Form 10K.  Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit
2.1	Share Purchase Agreement by and among Sun River Energy, Inc., Donal R. Schmidt and Thimothy S. Wafford(1)
2.2	Purchase and Sale Agreement by and between Sun River Energy, Inc. and FTP Oil & Gas LP (1)
3.1	Articles of Incorporation(2)
3.2	Bylaws(2)
10.1	Consultant Engagement Agreement dated October 1, 2009 by and between Sun River Energy, Inc. and Jay Leaver
10.2	Consultant Engagement Agreement dated October 20, 2009 by and between Sun River Energy, Inc. and Joe Kelloff
10.1	Employment Agreement by and between Sun River Energy, Inc. and Donal R. Schmidt(1)
10.2	Employment Agreement by and between Sun River Energy, Inc. and Thimothy Wafford(1)
10.3	Convertible Promissory Note dated August 3, 2010 in favor of FTP Oil & Gas LP(3)
10.4	Consulting Agreement dated July 15, 2010 by and between Sun River Energy, Inc. and Cicerone Corporate Development, LLC
21.1	List of Subsidiaries(3)
31.1	Certification by Principal Executive and Financial Officer(3)
32.1	Section 906 Certification by Principal Executive and Financial Officer(3)

(1) Previously filed as an exhibit to the registrant's Current Report on Form 8-K filed on July 16, 2010 and incorporated herein by reference.
(2) Previously filed as an exhibit to 8-K-12G3 filed May 3, 2006 and incorporated herein by reference.
(3) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN RIVER ENERGY, INC.

Date: August 13, 2010	By:	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr. Chief Executive Officer and President
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2010	By:	/ s/Donal R. Schmidt, Jr.
Donal Schmidt, Chief Executive Officer, President and Chairman of the Board
(Principal Executive and Financial Officer)

Date: August 13, 2010	By:	/s/Robert B. Fields
Robert B. Fields and Director

Date: August 13, 2010	By:	/s/Redgie Green
Redgie Green, Director

Date: August 13, 2010	By:	/s/ Stephen W. Weathers
Stephen W. Weathers, Director

Date: August 13, 2010	By:	/s/ Thomas Anderson
Thomas Anderson, Director

Date: August 13, 2010	By:	/s/David Surgnier
David Surgnier, Director

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit I
Email larryodonnellcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa.com

INDEPENDENT AUDITOR’S REPORT
Board of Directors
Sun River Energy, Inc.

I have audited the accompanying balance sheets of Sun River Energy, Inc. as of April 30, 2010 and 2009, and the related statements of operations, stockholders’ equity(deficit) and cash flows for each of the years then ended and for the period from inception  October 22, 2002 to April 30, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).   Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $8,753,293 at April 30, 2010. Additionally, for the year ended April 30, 2010, they had a net loss of $2,377,427. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O’Donnell, CPA, P.C.

Larry O'Donnell, CPA, P.C.
April 13, 2010

SUN RIVER ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$39,817	$38,851
Total Current Assets	39,817	38,851

Fixed Assets, net of depreciation $1,740 and $1,200, respectively	-	540

Other assets:
Leases	220,000	220,000
Mineral rights	100,000	100,000
Wells in process and advances	678,781	675,310
Total Other Assets	998,781	995,310

Total Assets	$1,038,598	$1,034,701

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$876,055	$320,589
Accrued interest payable	213,893	168,866
Accrued litigation expense	550,000	400,000
Stock to delivered for debt	(470,435)	-
Drilling bonds payable	37,508	37,508
Notes payable	1,166,787	1,350,780
Total Current Liabilities	2,373,808	2,277,743

Stockholders' Deficit

Common stock, $0.0001 par value; 100,000,000 shares
authorized, 19,373,995 and 16,317,423 shares issued and
outstanding at April 30, 2010 and 2009, respectively	1,937	1,632
Additional paid-in capital	5,171,705	3,135,132
APIC unexercised warrants	2,244,440	1,996,060
Deficit accumulated during the development stage	(8,753,293)	(6,375,866)
Total Stockholders' Deficit	(1,335,211)	(1,243,042)

Total Liabilities and Stockholders' Deficit	$1,038,598	$1,034,701

See the notes to these financial statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended		October 22, 2002
	April 30,		(inception) to
	2010	2009	April 30, 2010

Revenue:	$-	$-	$-

Operational expenses:
Consulting expenses	1,049,227	2,119,690	3,988,053
Officer and Director fees	347,195	112,500	459,695
Depreciation	540	420	1,200
Lease expenses	-	7,998	689,521
Litigation expense	150,000	400,000	550,000
General and administrative expenses	792,840	14,815	952,438

Total operational expenses	2,339,802	2,655,423	6,640,907

Net loss from operations	(2,339,802)	(2,655,423)	(6,640,907)

Other Income (Expenses)
Interest income	920	1,347	3,032
Interest expense	(114,318)	(170,030)	(1,076,494)
Debt relief	75,773	-	505,418
Loss on claim release	-	-	(1,298,603)
Realized loss on sale of assets	-	(44,035)	(245,739)
Unrealised gain (loss) on investments	-	40,765	-

	(37,625)	(171,953)	(2,112,386)

Net loss	$(2,377,427)	$(2,827,376)	$(8,753,293)

Per share information

Net loss per common share
Basic	$(0.09)	$(0.18)
Fully diluted	$(0.09)	$(0.18)

Weighted average number of common stock outstanding	17,479,385	15,555,940

See the notes to these financial statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From October 22, 2002 (Inception) through April 30, 2010

					Deficit
			Additonal	APIC	Accum. During	Total
	COMMON STOCK		Paid-in	Unexercised	Development	Stockholders'
	# of Shares	Amount	Capital	Warrants	Stage	Deficit

Balance - October 22, 2002	-	$-	$-	$-	$-	$-
Stock issued for cash	1,000	1	49	-	-	50
Net Loss for Period	-	-	-	-	(50)	(50)

Balance - December 31, 2002	1,000	1	49	-	(50)	-

Net Loss for Year	-	-	-	-	-	-

Balance - December 31, 2003	1,000	1	49	-	(50)	-

Net Loss for Year	-	-	-	-	-	-

Balance - December 31, 2004	1,000	1	49	-	(50)	-

Issuance of shares for Merger	9,033,333	903	436,763	-	-	437,666
Merger accounting	484,500	48	(20,923)	-	-	(20,875)
Value of subsidiary in excess
of related party's basis	-	-	(866,667)	-	-	(866,667)
Net Loss for Year	-	-	-	-	(350,050)	(350,050)
Balance - April 30, 2006	9,518,833	952	(450,778)	-	(350,100)	(799,926)

Issuance of Stock for Cash	795,000	80	397,420	-	-	397,500
at $0.50 per share plus warrant at $0.75
Issuance of Stock for Debt	242,935	24	149,976	-	-	150,000
at $0.62 per share
Issuance of Stock for Marketable Securities	800,000	80	399,920	-	-	400,000
at $0.50 per share
Issuance of Stock for Services	309,000	31	154,469	-	-	154,500
at $0.50 per share
Issuance of Stock for Lease acquisition	880,000	88	439,912	-	-	440,000
Issuance of Stock for Cash	2,200,000	220	1,099,780	-	-	1,100,000
Net Loss for Year				-	(661,339)	(661,339)
Balance - April 30, 2007	14,745,768	1,475	2,190,699	-	(1,011,439)	1,180,735

Issuance of Stock for Services	310,000	31	468,969	-	-	469,000
at $1.51 per share
Issuance of Stock for Interest	20,000	2	50,998	-	-	51,000
at $2.55 per share
Options issued	-	-	43,340	-	-	43,340
Net Loss for Year	-	-	-	-	(2,537,051)	(2,537,051)
Balance - April 30, 2008	15,075,768	1,508	2,754,006	-	(3,548,490)	(792,976)

Issuance of Stock for Services
at average price of $0.47	485,000	48	228,202	-	-	228,250
Issuance of Stock for Interest
at average price of $0.28	100,000	10	27,990	-	-	28,000
Issuance of Stock in exchange for
debt at an average price of $0.25	500,000	50	124,950	-	-	125,000
Exchange stock for cashless warrants	156,655	16	(16)	-	-	-
Warrants issued for services	-	-	-	36,060	-	36,060
Warrants issued to directors	-	-	-	1,960,000	-	1,960,000
Net loss for year	-	-	-	-	(2,827,376)	(2,827,376)
Balance - April 30, 2009	16,317,423	1,632	3,135,132	1,996,060	(6,375,866)	(1,243,042)

Issuance of stock for conversion
of promissory notes	2,290,036	229	572,280	-	-	572,509
Issuance of stock for debt payment	287,545	29	572,250	-	-	572,279
Issuance of stock for services	324,500	32	644,058	-	-	644,090
Issuance of stock for services - officers	125,000	12	247,988	-	-	248,000
Issuance of stock for cashless						-
warrant exercise	29,491	3	(3)	-	-	-
Issance of warrants for services	-	-	-	248,380	-	248,380
Net loss for period	-	-	-	-	(2,377,427)	(2,377,427)
Balance - April 30, 2010	19,373,995	$1,937	$5,171,705	$2,244,440	$(8,753,293)	$(1,335,211)

See the notes to these financial statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			October 22, 2002
	For the Year Ended		(Inception) to
	April 30,		April 30,
	2010	2009	2010

Cash Flows from Operating Activities:
Net Loss	$(2,377,427)	$(2,827,376)	$(8,753,293)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	540	420	1,200
Unrealized gain on marketale securities	-	(40,765)	40,765
Equity issued for services and interest	1,140,470	2,252,310	3,995,620
Amortization of consulting stock	-	7,880	115,000
Litigation expense	150,000		550,000
Gain on debt	(75,773)	-	(75,773)
Changes in current assets and liabilities:
Decrease in current assets	-	52,600	-
Increase in accounts payable and accrued liabilities	1,140,094	349,351	1,626,493

Net Cash (Used) Received by Operating Activities	(22,096)	(205,580)	(2,499,988)

Cash Flows from Investing Activities:
Increase in fixed assets	-	-	(1,200)
Increase in other assets	-	(423,833)	(611,311)
Sale of marketable securities	-		52,600
Acquisition - net of cash acquired	-	-	(813,001)
Net Cash used in investing activities	-	(423,833)	(1,372,912)

Cash Flows from Financing Activities:
Common stock issued for cash	-	-	1,444,750
Comon stock issued for debt/assets	-	125,000	1,115,000
Proceeds (Payments) from advances	43,062	-	43,062
Proceeds (Payments) from notes payable	(20,000)	531,226	1,330,780
Merger accounting	-	-	(20,875)

Net Cash Provided by Financing Activities	23,062	656,226	3,912,717

Net increase (decrease) in Cash	966	26,813	39,817

Cash and Cash Equivalents - Beginning of Period	38,851	12,038	-

Cash and Cash Equivalents - End of Period	$39,817	$38,851	$39,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for payment of debt	$572,279	$125,000	$847,279
Issuance of common stock for payment of promissory notes	$572,509	$-	$847,509
Issuance of common stock for marketable securities	$-	$-	$400,000
Issuance of common stock for other assets	$-	$-	$440,000
Issuance of equity for services	$892,090	$228,250	$1,274,840

See the notes to these financial statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Sun River Energy, Inc. (the “Company”) was incorporated on October 22, 2002, under the laws of the State of Colorado.

Sun River is an oil and gas exploration, development and production company engaged in locating and developing petroleum resources primarily in the Raton Basin in Colfax County, N.M. The Company’s past activities have targeted the Mississippian and Pennsylvanian formations on the Company’s property in Colfax County, N.M. As of April 30, 2010, Sun River held oil and gas mineral interests in 158,960 gross acres (132,417 net acres) located in New Mexico. There are no producing wells and three shut-in wells located on these properties.

See Subsequent Material Events set forth in Note 7 below, which identifies significant material changes to the ownership and management of the Company.

Basis of Presentation

Development Stage Company

The Company has not earned any significant revenues from its limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”. Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operation, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

Marketable Securities

On August 17, 2006, in exchange for 800,000 shares of the Company’s restricted common stock, the Company acquired 200,000 shares of the common stock of Momentum BioFuels, Inc. (“Momentum”) from a non-affiliate. At the time of the acquisition, the Momentum shares had a market value of $400,000 ($0.50 per share). The 800,000 shares of the Company’s stock issued for the shares had a value of $400,000 ($0.50 per share).

During the six months ended October 31, 2008, the Company had liquidated all of the shares of common stock of Momentum. These securities are no longer carried on the books of the Company.

Unrealized gains and losses are computed on the basis of specific identification and are reported as a component of other income (loss), included as a separate item on the Company’s statement of operations. The Company reported an unrealized gain on marketable securities of $40,765 during the year ended April 30, 2009.

Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in other income (expense). The Company recognized a loss on the sale of these shares of $44,035 during the year ended April 30, 2009.

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

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company’s common stock and a warrant exercisable for 20,000 shares of the Company’s common stock (see below). During the year ended April 30, 2010, the Company issued 240,000 shares of the Company’s common stock to such consultant. The Company recognized an expense of $456,340 (a range of $1.54 to $2.73 per share, based on closing market prices on the date of issuance.) During the year ended April 30, 2010, warrants exercisable for 240,000 shares were issued by the Company. During the year ended April 30, 2010, the warrants exercisable for 240,000 shares had exercise prices ranging from $1.54 to $2.73 per share. The total fair value of the options at the date of grant was $248,380 and was recorded as consulting expense. The warrants have a term of two years. The warrants were valued using the Black-Scholes model.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 15, 2009, which did not have a material impact on our financial statements.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Proposed Accounting Standard Update (Topic 450) – Disclosure of Certain Loss Contingencies. This amendment would lower the current disclosure threshold and broaden the current disclosure requirements to provide adequate and timely information to assist users in assessing the likelihood, potential magnitude, and potential timing (if known) of future cash outflows associated with loss contingencies. For public entities, the new guidance would be effective for fiscal years ending after December 15, 2010, and interim and annual periods in subsequent fiscal years. The Company is currently evaluating the impact of the future adoption of the Update.

There were various other accounting standards and interpretations issued in 2009 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Note 2 – Going Concern and Management’s Plan of Operations

Going Concern

The Company’s financial statements for the year ended April 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,377,427 for the year ended April 30, 2010 and an accumulated deficit during the development stage of $8,753,293 as of April 30, 2010. At April 30, 2010, the Company’s total current liabilities exceed total current assets by $2,333,991.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

The Company is in the development stage and has not earned any revenue from operations. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to support the ongoing operations of the Company.

Note 3 – Leases and Mineral Rights

Mineral Rights - New Mexico

The Mineral rights in New Mexico are valued at $100,000 on the financial statements based on the predecessor’s cost basis.

Note 4 – Notes Payable

Outstanding Notes Payable

In April 2010, the Company issued a 4.0% unsecured corporate promissory note to a vender for outstanding amounts totaling $300,759. The note is due on demand. At April 30, 2010, the note has a principal balance of $300,750 and accrued interest of $329. In August 2010, the principal and accrued interest where both converted into shares of the Company’s restricted common stock.

In April 2010, the Company issued a 4.0% unsecured corporate promissory note to an individual for outstanding advances of $44,112. The note is due on demand. At April 30, 2010, the note has a principal balance of $44,112 and accrued interest of $48.34. In August 2010, the principal and accrued interest where both converted into shares of the Company’s restricted common stock.

In April 2010, the Company issued a 4.0% unsecured corporate promissory note in exchange for a prior promissory note for outstanding accrued interest on promissory notes that’s principal had been converted into shares of the Company’s restricted common stock. The promissory note had a principal balance of $37,412. The note is due on demand. At April 30, 2010, the note has a principal balance of $37,412 and accrued interest of $41. In August 2010, the principal and accrued interest where both converted into shares of the Company’s restricted common stock.

In March 2009, the Company issued a 4.0% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $88,230. The note is due on demand and requires a monthly payment of $10,000. At April 30, 2010, the note has a principal balance of $68,230 and accrued interest of $3,186.79. In August 2010, the principal and accrued interest where both converted into shares of the Company’s restricted common stock.

In February 2008, the Company issued an 18% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $373,540. The note is due on demand. At October 31, 2009, the note had a principal balance of $373,540 and accrued interest of $96,895. On October 31, 2009, the Board of Directors approved the issuance of 241,249 shares of the Company’s restricted common stock as payment of the principal and accrued interest. While such stock has been issued, the holder of the promissory note has not accepted the shares as settlement and so the Company has continued to accrue interest on the promissory note. At April 30, 2010, there was accrued interest of $130,237.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855. The note is due on demand. During the three months ended July 31, 2009, $69,154 in principal of the promissory note was converted into 324,036 shares of the Company’s common stock ($0.25 per share). At April 30, 2010, the note has an outstanding balance of $142,701 and accrued interest of $23,510. In August 2010, the principal and accrued interest where both converted into shares of the Company’s restricted common stock.

In April 2006, in exchange for $150,000, the Company issued a 6% secured corporate promissory note. The note is secured by certain leases held by the Company. At April 30, 2010, the note has an outstanding principal balance of $6,637 and accrued interest of $1,195.

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

In October 2007, the Company issued a 7.5% unsecured corporate promissory note in exchange for $40,627 to support operations. The note has a due on demand. At November 16, 2009, the note had an outstanding principal $40,627 and accrued interest $1,696. On November 16, 2009, the Company issued 162,508 shares of common stock in payment of the $40,627 in principal ($0.25 per share.) At January 31, 2010, there was accrued interest of $1,696.

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. During the year ended April 30, 2010, principal and accrued interest of $340,263 was converted into 1,303,092 shares of the Company’s common stock. At April 30, 2010, principal of $152,057 was outstanding with accrued interest of $4,213. In August 2010, the principal and accrued interest where both converted into shares of the Company’s restricted common stock.

Note 5 – Stockholders’ Deficit

Preferred Stock

At a Special Meeting of the Shareholders of the Company on June 23, 2008, the shareholders voted to authorized the creation of 25,000,000 shares of Preferred Stock with a par value of $0.0001, to be issued in such classes or series and with such rights, designations, privileges and preferences as to be determined by the Company’s Board of Directors at the time of the issuance of any preferred shares. No shares have been issued at this time, nor have any classes been established.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

Common Stock

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company’s common stock and a warrant exercisable for 20,000 shares of the Company’s common stock (see Warrants below). During the year ended April 30, 2010, the Company issued 240,000 shares of the Company’s common stock to such consultant. The Company recognized an expense of $456,340 (a range of $1.54 to $2.73 per share, based on closing market prices on the date of issuance.) In addition, the Consulting Agreement provides for a one-time payment of 50,000 shares of the Company’s restricted common stock. These shares were issued during the three months ended July 31, 2009 and the Company recognized an expense of $110,000 ($2.20 per share based on closing market prices on the date of issuance.)

During the year ended April 30, 2010, the Company issued 65,000 shares of its restricted common stock to individuals in return for their services on the Company’s advisory board. The Company recognized an expense of $151,500 (at prices ranging from $1.95 to $2.50 per share based on closing market prices at the date of issuance.)

During the year ended April 30, 2010, the Company issued 40,000 shares of its restricted common stock to Mr. Kelloff and Mr. Leaver for their services as officers of the Company (30,000 and 10,000 shares, respectively). The Company recognized an expense of $83,500 ($1.95 and $2.50 per share based on closing market prices at the date of issuance.)

During the year ended April 30, 2010, the Company issued 4,500 shares of its restricted common stock to an unrelated third party for services in the maintenance of the Company’s website. The Company has recognized an expense of $11,250 ($2.50 per share based on closing market prices at the date of issuance.)

During the year ended April 30, 2010, the Company issued 2,290,036 shares of its common stock to holders of promissory notes as payment of principal of $560,654 and accrued interest of $11,855 ($0.25 per share.) (See Note 4)

During the year ended April 30, 2010, the Company issued 287,545 shares of its restricted common stock to vendors as payment for outstanding amounts totaling $560,712 ($1.95 per share based on closing market price at the date of issuance.)

During the year ended April 30, 2010, the Company issued 29,491 shares of its restricted common stock as a result of the cashless exercise of a warrant for 40,000 shares of the Company’s common stock.

Warrants

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company’s common stock and a warrant exercisable for 20,000 shares of the Company’s common stock. During the year ended April 30, 2010, the Company issued 240,000 shares of the Company’s common stock to such consultant. During the year ended April 30, 2010, warrants exercisable for 240,000 shares were issued by the Company. The warrants have a term of 2 years, exercises prices based on closing market price on the last day of the month of issuance and provide for a cashless exercise.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

During the year ended April 30, 2010, the warrants exercisable for 240,000 shares had exercise prices ranging from $1.54 to $2.73 per share. The total fair value of the options at the date of grant was $248,380 and was recorded as consulting expense. The Company used the following assumptions to determine the fair value of warrant grants during the year ended April 30, 2010:

2010

Expected life	1 year
Volatility	62% - 151%
Risk-free interest rate	4.5% - 4.75%
Dividend yield	0

The expected term of the warrants represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrants.

The dividend yield represents our anticipated cash dividend over the expected life of the warrants.

A summary of warrant activity for the year ended April 30, 2010 is presented below:

	Shares Under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at May 1, 2009	1,460,000	$2.00	1.93 years	$-

Granted	240,000	-	1.55 years	-
Exercised	(40,000)	0.54	-	-
Expired	-	-	-	-
Outstanding at April 30, 2010	1,660,000	$2.00	1.54 years	$-

During the year ended April 30, 2010, the Company issued 29,491 shares of its restricted common stock in connection with the cashless exercise of warrants exercisable for 40,000 shares.

Note 6 – Litigation

LPC Investments, LLC Litigation

On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of an unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company’s common stock into a preferred note. LPC Investments sought not only payment of the unsecured, 8.75% promissory note and accrued interest but also attorney fees. A payment of $75,645 has been made on the promissory note.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

On August 18, 2009, the Court granted the Motion to Dismiss filed by LPC in July 2009. The case has been dismissed without prejudice and all claims against the Company have been dropped, however LPC has not withdrawn its conversion notice and demand. Therefore, the Company has recorded a $550,000 litigation liability in connection with the conversion notice and demand.

On September 24, 2009, LPC Investments filed suit in the District Court of Jefferson County, Colorado against the Company. Among other things, the suit asks the Court to issue a declaratory judgment in requesting that 2.2 million shares previously purchased by LPC Investments (the Disputed Shares) are indeed owned by LPC Investments, and to direct the Company to co-operate with LPC Investment's outstanding legend removal requests submitted to the Company's transfer agent by LPC Investments. LPC Investments is also seeking payment of attorney fees and costs. In that same litigation, on October 2, 2009, the Company filed Counterclaims and Third Party Claims in the District Court of Jefferson County, Colorado against LPC Investments and Kevin Paul. The claims and the relief sought by the Company are substantially similar to the claims and relief previously sought in the Douglas County litigation.

On June 23, 2010, the Company entered into a confidential settlement agreement regarding its litigation with LPC and Kevin Paul described herein which require the purchase of 1,900,139 shares of common from LPC and Paul over a specific period of time. As July 23, 2010, 526,788 shares of stock have been purchased by third party investors consistent with the terms of the settlement agreement.

Spencer Edwards Litigation

On March 10, 2010, the Company filed an Original Petition and Application for Temporary Injunction and Permanent Injunctive Relief in the County Court of Dallas County, Texas. The case is styled: Sun River Energy, Inc., JH Brech, and Richard L. Toupal v. Spencer Edwards, Inc. Cause No. cc-10—1676-E, in the County Court at Law # 5, Dallas County, Texas.

The suit alleges among other things Spencer Edwards, Inc. has repeatedly violated Rule 144 of the U.S. Securities Act of 1933 in the selling of common shares of the Company on the open market which was a basis of the underlying litigation against Kevin Paul in Case No. 2009CV4859 the District Court of Jefferson County, Division 8, Colorado. This case is in the discovery phase. The Company is seeking actual damages and costs and attorney’s fees.

Note 7 – Subsequent Events

Acquisition Activity

On August 3, 2010, the Company acquired all of the outstanding capital stock of PC Operating Texas Inc. (“PC Operating”), a Texas corporation, pursuant to the terms of a Share Purchase Agreement among the Company, Donal R. Schmidt Jr. and Thimothy Wafford. In connection with the acquisition of PC Operating, the Company issued a total of 250,000 shares of its restricted common stock, to each of Messrs. Schmidt and Wafford, the shareholders of PC Operating.

Subsequently, the Company changed the name of PC Operating to Sun River Operating, Inc. Sun River Operating, Inc. is a full service oil & gas operating company located in Dallas Texas. It owns office equipment, software, furniture and personal property that allow it to conduct operations in multiple geographic areas. In addition, it employees a staff of two attorneys, a CPA, two accountants, a land technical, a geologist and two petroleum engineers.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

On August 3, 2010, the Company also acquired leasehold and well bore interests from FTP Oil & Gas LP (“FTP”), pursuant to the terms of a Purchase and Sale Agreement between the Company and FTP. In consideration for the acquisition, the Company issued an aggregate of 1,388,000 restricted shares of its common stock to FTP owned by Mssrs. Schmidt and Wafford and a convertible note in the principal amount of $1,000,000.00 was issued to FTP. The convertible note has a term of one year, bears interest at the rate of 8.0% per annum, and is convertible into shares of the Company's Common Stock at a conversion rate of $1.50 per share.

The acquisition of assets from FTP include approximately 2,148 gross acres (1,610 net acres) in Tom Green County, Texas, which consists of four prospects developed by industry partner Fairchild Petroleum of Midland, Texas. In addition, the Company acquired a 39% working interest with a 29.25% net revenue interest in two wells on the acreage as described below. Additionally, FTP assigned to the Company its rights, title and interest in certain participation agreements and a surface use agreement.

Effective August 1, 2010, Mr. Schmidt was employed by the Company as the Chief Executive Officer, President. In addition, he was appointed as a director of the Company where he serves as the Chairman of the Board of Directors consistent with the bylaws of the Company. At the same time, Mr. Wafford was employed the Chief Operating Officer of the Company and Mr. Robert Fields was appointed to the Board of Directors.

Issuance and Conversion of Promissory Notes

On July 27, 2010, the Company issued to Cicerone Corporate Development, LLC, a Commercial Promissory Note for $629,105 in connection with their outstanding accounts payable balance. The Promissory Note is unsecured due on demand, bears a 4 % per annum interest rate and provides for a conversion into shares of the Company's common stock at $1.45 per share. On August 3, 2010 the note was converted to common stock in the amount of 434,200 restricted s common shares.

As set forth in Note 4 above, on August 6, 2010, the Company converted an aggregate of $1,416,341 of outstanding promissory notes into 1,530,597 shares of the Company’s common stock. The promissory notes were converted at rates of $0.25 per share to $1.50 per share depending upon the terms of the individual promissory notes.

Stock Issuance

In July 2010, the Company issued 325,000 shares of its restricted common stock to its officers and directors for services.

The Company has evaluated it activities subsequent to the year ended April 30, 2010 through August 10, 2010 and found no other reportable subsequent events, then those disclosed above.