Form 10-Q
period 2010-07-31
SUN RIVER ENERGY, INC
filed 2010-09-20
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number: 000-27485

SUN RIVER ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1491159
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
There were 23,646,727 shares issued and outstanding of the registrant's Common Stock as of September 8, 2010.

TABLE OF CONTENTS

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31,	April 30,
	2010	2010
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$39,817	$39,817
Total Current Assets	39,817	39,817

Fixed Assets, net of depreciation $1,740 and $1,200, respectively	-	-

Other assets:
Leases	220,000	220,000
Mineral rights	100,000	100,000
Wells in process and advances	678,781	678,781
Total Other Assets	998,781	998,781

Total Assets	$1,038,598	$1,038,598

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$473,601	$876,055
Accrued interest payable	200,733	213,893
Accrued litigation expense	550,000	550,000
Stock to delivered for debt	(470,435)	(470,435)
Drilling bonds payable	37,507	37,508
Notes payable	1,832,338	1,166,787
Total Current Liabilities	2,623,744	2,373,808

Stockholders' Deficit

Common stock, $0.0001 par value; 100,000,000 shares authorized 20,367,222 and 19,373,995 issued at July 31, 2010 and April 30, 2010, respectively	2,037	1,937
Additional paid-in capital	5,931,462	5,171,705
APIC unexercised warrants	2,266,560	2,228,460
Deficit accumulated during the development stage	(9,785,205)	(8,737,313)
Total Stockholders' Deficit	(1,585,146)	(1,335,211)

Total Liabilities and Stockholders' Deficit	$1,038,598	$1,038,598

See the notes to these financial statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		October 22, 2002
	July 31,		(inception) to
	2010	2009	July 31, 2010

Revenue:	$-	$-	$-

Operational expenses:
Consulting expenses	640,696	426,597	4,628,749
Officer and Director fees		-	459,695
Depreciation	-	-	1,200
Lease expenses	40,533	-	730,054
Litigation expense	135,873	-	685,873
General and administrative expenses	188,329	164,658	1,140,767

Total operational expenses	1,005,431	591,255	7,646,338

Net loss from operations	(1,005,431)	(591,255)	(7,646,338)

Other Income (Expenses)
Interest income	-	-	3,032
Interest expense	(26,481)	(30,676)	(1,102,975)
Debt relief	-	-	505,418
Loss on claim release	-	-	(1,298,603)
Realized loss on sale of assets	-	-	(245,739)
Unrealized gain (loss) on investments	-	-	-

	(26,481)	(30,676)	(2,138,867)

Net loss	$(1,031,912)	$(621,931)	$(9,785,205)

Per share information

Net loss per common share
Basic	$(0.05)	$(0.04)
Fully diluted	$(0.05)	$(0.04)

Weighted average number of common stock outstanding	18,640,916	16,707,858

See the notes to these financial statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From October 22, 2002 (Inception) through July 31, 2010
(Unaudited)

					Deficit
	COMMON STOCK		Additonal	APIC	Accum. During	Total
			Paid-in	Unexercised	Development	Stockholders'
	# of Shares	Amount	Capital	Warrants	Stage	Deficit

Balance - October 22, 2002	-	$-	$-	$-	$-	$-
Stock issued for cash	1,000	1	49	-	-	50
Net Loss for Period	-	-	-	-	(50)	(50)

Balance - December 31, 2002	1,000	1	49	-	(50)	-

Net Loss for Year	-	-	-	-	-	-

Balance - December 31, 2003	1,000	1	49	-	(50)	-

Net Loss for Year	-	-	-	-	-	-

Balance - December 31, 2004	1,000	1	49	-	(50)	-

Issuance of shares for Merger	9,033,333	903	436,763	-	-	437,666
Merger accounting	484,500	48	(20,923)	-	-	(20,875)
Value of subsidiary in excess of related party's basis	-	-	(866,667)	-	-	(866,667)
Net Loss for Year	-	-	-	-	(350,050)	(350,050)
Balance - April 30, 2006	9,518,833	952	(450,778)	-	(350,100)	(799,926)

Issuance of Stock for Cash	795,000	80	397,420	-	-	397,500
at $0.50 per share plus warrant at $0.75
Issuance of Stock for Debt	242,935	24	149,976	-	-	150,000
at $0.62 per share
Issuance of Stock for Marketable Securities	800,000	80	399,920	-	-	400,000
at $0.50 per share
Issuance of Stock for Services	309,000	31	154,469	-	-	154,500
at $0.50 per share
Issuance of Stock for Lease acquisition	880,000	88	439,912	-	-	440,000
Issuance of Stock for Cash	2,200,000	220	1,099,780	-	-	1,100,000
Net Loss for Year				-	(661,339)	(661,339)
Balance - April 30, 2007	14,745,768	1,475	2,190,699	-	(1,011,439)	1,180,735

Issuance of Stock for Services	310,000	31	468,969	-	-	469,000
at $1.51 per share
Issuance of Stock for Interest	20,000	2	50,998	-	-	51,000
at $2.55 per share
Options issued	-	-	43,340	-	-	43,340
Net Loss for Year	-	-	-	-	(2,537,051)	(2,537,051)
Balance - April 30, 2008	15,075,768	1,508	2,754,006	-	(3,548,490)	(792,976)

Issuance of Stock for Services
at average price of $0.47	485,000	48	228,202	-	-	228,250
Issuance of Stock for Interest
at average price of $0.28	100,000	10	27,990	-	-	28,000
Issuance of Stock in exchange for
debt at an average price of $0.25	500,000	50	124,950	-	-	125,000
Exchange stock for cashless warrants	156,655	16	(16)	-	-	-
Warrants issued for services	-	-	-	36,060	-	36,060
Warrants issued to directors	-	-	-	1,960,000	-	1,960,000
Net loss for year	-	-	-	-	(2,827,376)	(2,827,376)
Balance - April 30, 2009	16,317,423	1,632	3,135,132	1,996,060	(6,375,866)	(1,243,042)

Issuance of stock for conversion
of promissory notes	2,290,036	229	572,280	-	-	572,509
Issuance of stock for debt payment	287,545	29	572,250	-	-	572,279
Issuance of stock for services	324,500	32	644,058	-	-	644,090
Issuance of stock for services - officers	125,000	12	247,988	-	-	248,000
Issuance of stock for cashless						-
warrant exercise	29,491	3	(3)	-	-	-
Issuance of warrants for services	-	-	-	248,380	-	248,380
Net loss for period	-	-	-	-	(2,377,427)	(2,377,427)
Balance - April 30, 2010	19,373,995	1,937	5,171,705	2,244,440	(8,753,293)	(1,335,211)

Issuance of stock for conversion
of promissory notes	608,227	62	151,996			152,058
Issuance of stock for services	285,000	29	435,272			435,300
Issuance of stock for services - officers	100,000	10	172,490			172,500
Issuance of stock for cashless
warrant exercise						-
Issuance of warrants for services				22,120		22,120
Net loss for period					(1,031,912)	(1,031,912)
Balance - July 31, 2010	20,367,222	$2,037	$5,931,462	$2,266,560	$(9,785,205)	$(1,585,145)

See the notes to these financial statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			October 22, 2002
	For the Three Months Ended		(Inception) to
	July 31,		July 31,
	2010	2009	2010

Cash Flows from Operating Activities:
Net Loss	$(1,031,912)	$(621,931)	$(9,769,048)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	1,200
Unrealized gain on marketale securities	-	-	40,765
Equity issued for services and interest	-	394,770	3,995,620
Amortization of consulting stock	-	-	115,000
Litigation expense	-	-	550,000
Gain on debt	-	-	(75,773)
Changes in current assets and liabilities:
Increase in accounts payable and accrued liabilities	(415,615)	197,947	1,210,878

Net Cash (Used In) Operating Activities	(1,447,527)	(29,214)	(3,931,358)

Cash Flows from Investing Activities:
Increase in fixed assets	-	-	(1,200)
Increase in other assets	-	-	(611,311)
Sale of marketable securities	-	-	52,600
Acquisition - net of cash acquired	-	-	(813,001)
Net Cash used in investing activities	-	-	(1,372,912)

Cash Flows from Financing Activities:
Common stock issued for cash	-	-	1,444,750
Comon stock issued for debt/assets	781,977	-	1,896,977
Proceeds (Payments) from advances	-	51,467	43,062
Proceeds (Payments) from notes payable	665,550	(20,000)	1,996,330
Merger accounting	-	-	(20,875)

Net Cash Provided by Financing Activities	1,447,527	31,467	5,360,244

Net increase (decrease) in Cash	-	2,253	55,974

Cash and Cash Equivalents - Beginning of Period	39,817	38,851	-

Cash and Cash Equivalents - End of Period	$39,817	$41,104	$55,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for payment of debt	$-	$206,009	$847,279
Issuance of common stock for payment of promissory notes	$152,057	$-	$999,566
Issuance of common stock for marketable securities	$-	$-	$400,000
Issuance of common stock for other assets	$-	$-	$440,000
Issuance of equity for services	$629,920	$394,770	$1,904,760

See the notes to these financial statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2010
(Unaudited)

Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Sun River Energy, Inc. (the “Company”) was incorporated on October 22, 2002, under the laws of the State of Colorado.

Sun River is an oil and gas exploration, development and production company engaged in locating and developing petroleum resources primarily in the Raton Basin in Colfax County, N.M. The Company’s past activities have targeted the Mississippian and Pennsylvanian formations on the Company’s property in Colfax County, N.M. As of July 31, 2010, Sun River held oil and gas mineral interests in 158,960 gross acres (132,417 net acres) located in New Mexico. There are no producing wells and three shut-in wells located on these properties.

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

Interim Presentation

In the opinion of the management of the company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented.  The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.  It is the Company’s opinion that when the interim financial statements are read in conjunction with the April 30, 2010 Annual Report on Form 10-K and its Current Reports on Form 8-K the disclosures are adequate to make the information presented not misleading.  Interim results are not indicative of results for a full year or any future period.

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
July 31, 2010
(Unaudited)

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

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company’s common stock and a warrant exercisable for 20,000 shares of the Company’s common stock (see below). During the three months ended July 31, 2010, the Company issued 60,000 shares of the Company’s common stock to such consultant. The Company recognized an expense of $88,800 (a range of $1.40 to $1.64 per share, based on closing market prices on the date of issuance). During the quarter ended July 31, 2010, warrants exercisable for 60,000 shares were issued by the Company. During the quarter ended July 31, 2010, the warrants exercisable for 60,000 shares had exercise prices ranging from $1.45 to $1.65 per share. The total fair value of the options at the date of grant was $22,120 and was recorded as consulting expense. The warrants have a term of two years from the date of issuance. The warrants were valued using the Black-Scholes model.

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

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2010
(Unaudited)

Recently Issued Accounting Pronouncements

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

Note 2 – Going Concern and Management’s Plan of Operations

Going Concern

The Company’s financial statements for the three months ended July 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,031,912 for the three months ended July 31, 2010 and an accumulated deficit during the development stage of $9,785,028. At July 31, 2010, the Company’s total current liabilities exceed total current assets by $2,583,749.

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

Note 4 – Notes Payable

Outstanding Notes Payable

On July 27, 2010, the Company issued to Cicerone Corporate Development, LLC, an affiliate of the Company, a Commercial Promissory Note for $629,105 in connection with their outstanding accounts payable balance. The Promissory Note is unsecured, due on demand, bears a 4% per annum interest rate and provides for a conversion into shares of the Company's common stock at $1.45 per share.  At July 31, 2010, the note has a balance of $629,105 and accrued interest of $275.77.  On August 3, 2010, the note was converted to common stock in the amount of 433,867 restricted common shares of the Company at the rate of $1.45 per share.

On April 20, 2010, the Company issued a 4% unsecured corporate promissory note for $148,861. The note is due on demand.  At July 31, 2010, the note has an outstanding balance of $148,861 and accrued interest of $1,664.   In August 2010, the principal and accrued interest were both converted into 108,497 shares of the Company’s restricted common stock at $1.38 per share.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2010
(Unaudited)

In April 2010, the Company issued a 4% unsecured corporate promissory note to a vender for outstanding amounts totaling $300,759. The note is due on demand. At July 31, 2010, the note has a principal balance of $300,750 and accrued interest of $3,361. In August 2010, the principal and accrued interest where both converted into 202,792 shares of the Company’s restricted common stock at $1.50 per share.

In April 2010, the Company issued a 4% unsecured corporate promissory note to an individual for outstanding advances of $44,112. The note is due on demand. At July 31, 2010, the note has a principal balance of $44,112 and accrued interest of $493. In August 2010, the principal and accrued interest where both converted into 29,744 shares of the Company’s restricted common stock at $1.50 per share.

In April 2010, the Company issued a 4% unsecured corporate promissory note in exchange for a prior promissory note for outstanding accrued interest on promissory notes that’s principal had been converted into shares of the Company’s restricted common stock during the years ended April 30, 2010 and 2009. The promissory note had a principal balance of $37,412. The note is due on demand. At July 31, 2010, the note has a principal balance of $37,412 and accrued interest of $377. In August 2010, the principal and accrued interest where both converted into 25,226 shares of the Company’s restricted common stock at $1.50 per share.

In April 2010, the Company issued a 4% unsecured corporate promissory note in to an individual for outstanding advances of $80,978.  The note is due on demand.  At July 31, 2010, the note has a principal balance of $80,978 and accrued interest of $7,958.  In August 2010, the principal and accrued interest where both converted into 54,601 shares of the Company’s restricted common stock at $1.50 per share.

In March 2009, the Company issued a 4% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $88,230. The note is due on demand and requires a monthly payment of $10,000. At July 31, 2010, the note has a principal balance of $68,230 and accrued interest of $905.  In September 2010,  the Company paid $5,000 in cash and converted the remaining principal and accrued interest into 40,908 shares of the Company’s restricted stock at $1.56 per share.

In February 2008, the Company issued an 18% unsecured corporate promissory note to a vendor for outstanding amounts owed totaling $373,540. The note is due on demand. At October 31, 2009, the note had a principal balance of $373,540 and accrued interest of $96,895. On October 31, 2009, the Board of Directors approved the issuance of 241,249 shares of the Company’s restricted common stock as payment of the principal and accrued interest. While such stock has been issued, the holder of the promissory note has not accepted the shares as settlement and so the Company has continued to accrue interest on the promissory note. At July 31, 2010, there was accrued interest of $147,185.

In October 2007, the Company issued a 7.5% unsecured corporate promissory note for $211,855. The note is due on demand. During the year ended April 30, 2010,  $69,154 in principal of the promissory note was converted into 324,036 shares of the Company’s common stock ($0.25 per share). At July 31, 2010, the note has an outstanding balance of $142,701 and accrued interest of $26,207. In August 2010, the principal and accrued interest where both converted into 675,870 shares of the Company’s restricted common stock at $ 0.25 per share.

In April 2006, in exchange for $150,000, the Company issued a 6% secured corporate promissory note. The note is secured by certain leases held by the Company. At July 31, 2010, the note has an outstanding principal balance of $6,637 and accrued interest of $1,295.

On April 10, 2006, the Company issued a 6% secured corporate promissory note for $600,000, to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now been divided into several notes. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. During the year ended April 30, 2010, principal and accrued interest of $340,263 was converted into 1,303,092 shares of the Company’s common stock.   During the three months ended July 31, 2010 principal and accrued interest of  $156,211 was converted into  608,227 shares of the Company’s common stock for payment in full.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2010
(Unaudited)

Note 5 – Stockholders’ Deficit

Preferred Stock

At a Special Meeting of the Shareholders of the Company on June 23, 2008, the shareholders voted to authorize the creation of 25,000,000 shares of Preferred Stock with a par value of $0.0001, to be issued in such classes or series and with such rights, designations, privileges and preferences as to be determined by the Company’s Board of Directors at the time of the issuance of any preferred shares. No shares have been issued at this time, nor have any classes been established.

Common Stock

Prior to May 1, 2009, the Company entered into a Consulting Agreement with a third party, who has since become an affiliate of the Company, for services. Payment for such services includes a monthly payment of 20,000 shares of the Company’s common stock and a warrant exercisable for 20,000 shares of the Company’s common stock (see Warrants below). During the three months ended July 31, 2010, the Company issued 60,000 shares of the Company’s common stock to such consultant. The Company recognized an expense of $22,120 (a range of $1.45 to $1.65 per share, based on closing market prices on the date of issuance.)

During the three months  ended July 31, 2010, the Company issued 285,000 shares of its restricted common stock to individuals in return for their services on the Company’s advisory board. The Company recognized an expense of $435,300 (at prices ranging from $1.54 to $1.65  per share based on closing market prices at the date of issuance.)

During the three months ended July 31, 2010, the Company issued 100,000 shares of its restricted common stock to Mr. Sullivan, Mr. Kelloff and Mr. Leaver for their services as officers of the Company (50,000, 30,000 and 20,000 shares, respectively). The Company recognized an expense of $172,500 ($1.65 per share based on closing market prices at the date of issuance.)

During the three months  ended July 31, 2010, the Company issued 608,227 shares of its common stock to holders of promissory notes as payment of principal of $152,057 and accrued interest of $4,214 ($0.25 per share). (See Note 4)

Warrants

During the year ended April 30, 2009, the Company entered into a Consulting Services Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company’s common stock and a warrant exercisable for 20,000 shares of the Company’s common stock. During the three months ended July 31, 2010, the Company issued 60,000 shares of the Company’s common stock to such consultant. During the three months ended July 31, 2010, warrants exercisable for 60,000 shares were issued by the Company. The warrants have a term of two years from the date of issuance, exercises prices based on closing market price on the last day of the month of issuance and provide for a cashless exercise.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2010
(Unaudited)

During the three months ended July 31, 2010, the warrants exercisable for 60,000 shares had exercise prices ranging from $1.45 to $1.65 per share. The total fair value of the warrants at the date of grant was $22,120 and was recorded as consulting expense. The Company used the following assumptions to determine the fair value of warrant grants during the three months ended July 31, 2010:

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

The dividend yield represents our anticipated cash dividend over the expected life of the warrants.

A summary of warrant activity for the three months ended July 31, 2010 is presented below:

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Warrant	Exercise Price	Contractual Life	Value

Outstanding at May 1, 2010	1,660,000	$2.00	1.54 years	$-

Granted	60,000	-	1.55 years	-
Exercised			-	-
Expired
Outstanding at July 31, 2010	1,720,000	$.92	1.40 years	$-

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
July 31, 2010
(Unaudited)

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

On June 23, 2010, the Company entered into a confidential settlement agreement regarding its litigation with LPC and Kevin Paul which require the purchase of 1,900,139 shares of common stock held by LPC and Paul over a specific period of time. As July 23, 2010, 526,788 shares of stock have been purchased by third party investors consistent with the terms of the settlement agreement.

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
July 31, 2010
(Unaudited)

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

Subsequently, the Company changed the name of PC Operating to Sun River Operating, Inc. Sun River Operating, Inc. is a full service oil and gas operating company located in Dallas Texas. It owns office equipment, software, furniture and personal property that allow it to conduct operations in multiple geographic areas. In addition, it employees a staff of two attorneys, a CPA, two accountants, a land technical, a geologist and two petroleum engineers.

On August 3, 2010, the Company also acquired leasehold and well bore interests from FTP Oil & Gas LP (“FTP”), pursuant to the terms of a Purchase and Sale Agreement between the Company and FTP. In consideration for the acquisition, the Company issued an aggregate of 1,388,000 restricted shares of its common stock to FTP owned by Messrs. Schmidt and Wafford and a convertible note in the principal amount of $1,000,000.00 was issued to FTP. The convertible note has a term of one year, bears interest at the rate of 8.0% per annum, and is convertible into shares of the Company's Common Stock at a conversion rate of $1.50 per share.

The acquisition of assets from FTP include approximately 2,148 gross acres (1,610 net acres) in Tom Green County, Texas, which consists of four prospects developed by industry partner Fairchild Petroleum of Midland, Texas. In addition, the Company acquired a 39% working interest of 29.25% net revenue interest in two wells on the acreage as described below.  Additionally, FTP assigned to the Company its rights, title and interest in certain in certain participation agreements and a surface use agreement.

Effective August 1, 2010, Mr. Schmidt was employed by the Company as the Chief Executive Officer and President.  In addition, he was appointed as a director of the Company where he serves as the Chairman of the Board of Directors consistent with the bylaws of the Company.  At the same time, Mr. Wafford was employed as the Chief Operating Officer of the Company and Mr. Robert Fields was appointed to the Board of Directors.

Issuance and Conversion of Promissory Notes

On August 3, 2010, the Cicerone Corporate Development , LLC Note Payable for  $629,105 was converted to restricted common stock in the amount of 433,867 shares at $1.45 per share.

As set forth in Note 4 above, on August 6, 2010, the Company converted an aggregate of $1,416,341 of outstanding promissory notes into 1,530,597 shares of the Company’s common stock. The promissory notes were converted at rates of $0.25 per share to $1.50 per share depending upon the terms of the individual promissory notes.

On September 3, 2010, the Company paid $5,000 in cash and converted the remaining balance of $63,229.66 of an outstanding promissory note into 40,908 shares of the Company’s common stock.  The promissory note was converted at a rate of $1.56 per share.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2010
(Unaudited)

Stock Issuance

In July 2010, the Company issued 325,000 shares of its restricted common stock to its officers and directors for services.

The Company has evaluated it activities subsequent to the three months ended July 31, 2010 through September 7, 2010 and found no other reportable subsequent events, then those disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 contains forward-looking statements.  The presentation of future aspects of Sun River Energy, Inc. ("Sun River," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative  variations  thereof or comparable terminology are intended to identify forward-looking statements.

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

Overview and Plan of Operations

Sun River is an oil and gas exploration, development and production company engaged in locating and developing petroleum resources primarily in the Raton Basin in Colfax County, N.M.  The Company’s principal business strategy has been to use technologies new to a specific area to generate and develop high-potential exploitation resources in this area.  Accordingly, its principal business model has been the acquisition of oil and gas mineral interests, either directly or indirectly, and the exploitation and development of those properties. The Company’s past activities have targeted the Mississippian and Pennsylvanian formations on the Company’s property in Colfax County, N.M.  As of April 30, 2010, Sun River held oil and gas mineral interests in 158,960 gross acres (128,357 net acres) located in New Mexico.  There are no producing wells and three shut-in wells located on these properties.

In August 2010, the Company acquired certain wells bore rights and oil and gas mineral leases in Tom Green County, Texas, as described further below and a full service oil & gas operating company located in Dallas, Texas, which owned office equipment, software, furniture and personal property.

The Company’s anticipated future development includes, but is not limited to, further development of its New Mexico mineral interests, continued operations on its recently acquired Tom Green County, Texas acreage which includes the Stansberry # 1 well and of the Lora # 1 well.  The first well the Stansberry # 1 was drilled to a total depth of 5,507 feet.  It is completed in the Harkey Sand at between the 4,780 foot and the 4,784 intervals.  The well has a 1,650 psi shut in tubing pressure and is awaiting a pipeline connection in conjunction with a gas marketing agreement.  The second well the Lora # 1 was drilled to a total depth of 4,807 feet.  The well remains shut in awaiting a completion attempt in the 3,200 foot sands.  This sand is prolific in this area of the Permian Basin in the nearby Christoval North Field.

Additionally, the Company intends to identify and acquire additional mineral interest and production in geological and geographical areas in which management has technical and administrative experience.

To date, the Company has no revenues. The Company will need substantial additional capital to support its proposed future operations.  The Company has no committed source for any funds as of the date hereof.  There can be not assurances that any funds will be available when needed.  In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Three Months Ended July 31, 2010 compared to the Three Months Ended July 31, 2009.

Revenue.  During the three months ended July 31, 2010 and 2009, the Company did not recognize any revenues from its operating activities.

Operational Expenses. During the three months ended July 31, 2010, operating expenses, which are comprised of consulting expenses, lease expenses, litigation expense and general and administrative expenses, were $1,005,431 compared to $591,255 during the three months ended July 31, 2009, which represents an increase of $414,176, or 70.1%.  Consulting expenses increased by $214,099, or 50.2% to $640,696 for the three months ended July 31, 2010 from $426,597 for the comparable period in 2009.  Consulting expenses increased primarily as a result of fees due under consulting agreements, including a consulting agreement with Cicerone Corporate Development, LLC, which were entered into between the periods of July 2009 and October 2009.  Lease expenses increased to $40,533 for the three months ended July 31, 2010 from $0 in the comparable period in 2009.  Lease expenses increased as a result of the payment of past due rent in the amount of $4,158 and the payment of $36,375 of land research costs related to the Company’s property in Colfax County, New Mexico.  Litigation expense for the three months ended July 31, 2010 was $135,873 as compared to $0 for the three months ended July 31, 2009.  The litigation expense in 2010 was a result of litigation with a shareholder which has now been settled along with ongoing litigation against a brokerage firm for wrongfully trading in unregistered shares.  General and administrative expenses increased by $23,671 to $188,329 for the three months ended July 31, 2010 from $164,658 for the comparable period in 2009.  General and administrative expenses increased primarily as a result of increase in insurance, dues and subscriptions, office expenses, investor relation and other miscellaneous expenses.

Interest Expense.  The Company recognized interest expense of $26,481 during the three months ended July 31, 2010 compared to $30,676 for the same period in 2009.  The decrease of $4,195 in interest expense resulted from a decrease in notes payable.

Net Loss.  During the three months ended July 31, 2010, the Company recognized a net loss of $1,031,912, compared to a net loss of $621,931 for the comparable three months in 2009.  The increase of $409,981 was due to the $414,176 increase in operating expenses less the $4,195 decrease in interest expense discussed above.

Liquidity and Capital Resources

As of July 31, 2010, the Company had cash and cash equivalents of $39,817 and a working capital deficit of $ 2,583,927.  To date, the Company has not generated any revenues from operations.  The Company has been dependent upon loans from third parties and the issuance of securities to finance the payment of operating expenses.  The Company will continue to rely on loans and issuances of securities to generate cash until such time as its operations generate revenue.

The Company has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.  There can be no assurances the Company will obtain financing for these operations.

Operating Activities. Net cash used in operating activities was $1,447,527 for the three months ended July 31, 2010 as compared to net cash used in operating activities of $29,214 during the comparable period in 2009.  This increase of $1,418,313 in cash used in operating activities for the three months ended July 31, 2010 is primarily a result of the $1,031,912 in net loss and the decrease in accounts payable and accrued liabilities of $415,615 which resulted from the issuance of notes payable in payment of amounts due to third parties for goods and services provided to the Company.  Net cash used in operating activities for the three months ended July 31, 2009 is a result of $621,931 in net loss primarily offset by an increase in equity used for services and interest of $394,770 and an increase in accounts payable and accrued liabilities of $197,947.

Investing Activities.  The net cash used in/provided by investing activities was $0 for the three months ended July 31, 2010 and 2009.

Financing Activities. Net cash provided by financing activities for the three months ended July 31, 2010 was $1,447,527 as compared to net cash provided by financing activities of $31,467 in the comparable period in 2009.  During the three months ended July 31, 2010, we received $665,550 in proceeds from the issuance of notes and $781,977 from the issuance of common stock for debt.  During the three months ended July 31, 2009, we used $20,000 to repay outstanding notes, which was offset by the receipt of $51,467 in proceeds from advances primarily from Michael A. Littman.

Conversion of Debt

On August 6, 2010, the Company converted an aggregate of $1,416,341 of outstanding promissory notes into 1,530,597 shares of the Company’s common stock.  The promissory notes were converted at rates of $0.25 per share to $1.50 per share depending upon the terms of the individual promissory notes.  On September 3, 2010, the Company paid $5,000 in cash and converted the remaining balance of $63,229.66 of an outstanding promissory note into 40,908 shares of the Company’s common stock.  The promissory note was converted at a rate of $1.56 per share.  The Company anticipates converting all or a majority of the remaining debt to equity under the terms of the respective promissory notes.  There can be no assurances however, that the Company will be successful in converting its remaining outstanding debts into common stock.

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

In July 2010, the FASB issued Proposed Accounting Standard Update (Topic 450) – Disclosure of Certain Loss Contingencies.  This amendment would lower the current disclosure threshold and broaden the current disclosure requirements to provide adequate and timely information to assist users in assessing the likelihood, potential magnitude, and potential timing (if known) of future cash outflows associated with loss contingencies.  For public entities, the new guidance would be effective for fiscal years ending after December 15, 2010, and interim and annual periods in subsequent fiscal years.  The Company is currently evaluating the impact of the future adoption of the Update.

There were various other accounting standards and interpretations issued in 2009 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Off Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations.  As of July 31, 2010, the off-balance sheet arrangements and transactions that we had entered into included undrawn letters of credit, operating lease agreements and gas transportation commitments.  The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls.  The Company’s Chief Executive and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter of 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, the Chief Executive and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2010 as a result of certain material weakness in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

In connection with the closing of certain acquisitions in August 2010, the Company’s new management team has implemented new procedures relating to the disbursement of cash for the payment of accounts payable, the approval of asset acquisitions and the execution of contracts.  The Company’s management team also continues to evaluate the Company’s disclosure controls and procedures and will implement standard accounting procedures and control necessary to ensure the effectiveness of its disclosure controls and procedures.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Holme, Roberts & Owen

The Company has made demand on its former legal counsel, Holme, Roberts & Owen (“HRO”), and asserted that HRO committed malpractice with respect to HRO’s representation of the Company against LPC and Paul in the case set forth herein.  On August 26, 2010, the Company entered into a Settlement Agreement with HRO, pursuant to which HRO agreed to waive all outstanding legal fees in the amount of $79,552.81, plus interest and costs and pay the Company $150,000 by September 15, 2010.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from May 1, 2010 through July 31, 2010.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

5/6/10	Common Stock	175,000	Promissory Note Conversion	Business Associate
5/31/10	Warrant	20,000	Consulting Fees	Business Associate
6/7/10	Common Stock	100,000	Promissory Note Conversion	Business Associate
6/17/10	Common Stock	40,000	Consulting Fee	Business Associate
6/29/10	Common Stock	133,334	Promissory Note Conversion	Business Associate
6/30/10	Warrant	20,000	Consulting Fees	Business Associate
7/20/10	Common Stock	199,893	Promissory Note Conversion	Business Associate
7/23/10	Common Stock	200,000	Compensation for Services Y/E 4/30/2010	Directors
7/23/10	Common Stock	125,000	Consulting Fee	Officers
7/31/10	Warrant	20,000	Consulting Fees	Business Associate

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUN RIVER ENERGY, INC.

Date: September 20, 2010	By:	/s/ Donal R. Schmidt, Jr.
Name: Donal R. Schmidt, Jr.
Title: President and CEO