Form 10-Q
period 2010-10-31
SUN RIVER ENERGY, INC
filed 2010-12-20
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-27485
SUN RIVER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1491159
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5950 Berkshire Lane, Suite 1650, Dallas, Texas 75225
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (214) 369-7300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
There were 23,966,727 shares issued and outstanding of the registrant’s Common Stock as of December 17, 2010.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUN RIVER ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2010	2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$82,678	$39,817
Accounts receivable, net	24,147	—

Total Current Assets	106,825	39,817

Oil and Gas Property (Full Cost Method), at cost	4,020,693	998,781

Fixed Assets, net of depreciation	118,298	—
Goodwill	286,605	—
Deposits	450,000	—

Total Assets	$4,982,421	$1,038,598

Liabilities and Stockholders’ Equity/(Deficit)
Current Liabilities
Accounts payable and accrued expenses	$880,237	$1,639,948
Accounts payable — related party	285,404	—
Note payable — related party	1,000,000	—
Notes payable	354,456	1,204,295

Total Current Liabilities	2,520,097	2,844,243

Stockholders’ Equity/(Deficit)

Common stock, $0.0001 par value; 100,000,000 shares authorized,23,946,727 and 19,373,995 shares issued and outstanding at October 31, 2010 and April 30, 2010, respectively	2,396	1,938
Preferred Stock, 10,000,000 share authorized no shares issued and outstanding at October 31, 2010 & April 30, 2010, respectively	—	—
Additional paid-in capital	13,161,699	7,416,145
Stock to be delivered for debt	(470,435)	(470,435)
Deficit accumulated during the development stage	(10,231,336)	(8,753,293)

Total Stockholders’ Equity/(Deficit)	2,462,324	(1,805,646)

Total Liabilities and Stockholders’ Equity/(Deficit)	$4,982,421	$1,038,598

See the notes to these financial statements.

SUN RIVER ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended		October 22, 2002
	October 31,		October 31,		(inception) to
	2010	2009	2010	2009	October 31, 2010
Revenue:	$—	$—	$—	$—	$—

Operational expenses:
Depreciation	27,696	540	27,696	540	28,896
Operating costs	10,105	—	10,105	—	699,626
General and administrative expenses	932,670	547,366	1,938,101	1,138,621	7,888,287

Total operational expenses	970,471	547,906	1,975,902	1,139,161	8,616,809

Net loss from operations	(970,471)	(547,906)	(1,975,902)	(1,139,161)	(8,616,809)

Other Income (Expenses)
Interest income		—		—	3,032
Interest expense	(25,660)	(29,783)	(52,141)	(60,459)	(1,128,635)
Forgiveness of debt	—	75,773		75,773	505,418
Loss on claim release	—	—	—	—	(1,298,603)
Realized loss on sale of assets	—	—	—	—	(245,739)
Gain on settlement of litigation	550,000	—	550,000	—	550,000

Total other income (expenses)	524,340	45,990	497,859	15,314	(1,614,527)

Net loss	$(446,131)	$(501,916)	$(1,478,043)	$(1,123,847)	$(10,231,336)

Per share information

Net loss per common share
Basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.07)

Weighted average number of common stock outstanding	23,581,010	17,467,512	21,630,012	17,053,762

SUN RIVER ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			October 22, 2002
	For the Six Months Ended		(Inception) to
	October 31,		October 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$(1,478,043)	$(1,123,847)	$(10,231,336)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,696	540	28,896
Unrealized gain on marketable securities	—	—	40,765
Equity issued for services and interest	1,155,346	781,590	5,150,966
Amortization of consulting stock	—	—	115,000
Foregiveness of debt	—	(75,773)	(75,773)
Changes in current assets and liabilities:
Increase in accounts receivable	(24,147)	—	(24,147)
Increase in accounts payable and accrued liabilities	(10,711)	403,390	1,408,363
Increase in accounts payable — related party	285,404	—	285,404
Cash acquired in acquisition	188	—	188

Net Cash (Used) Received by Operating Activities	(44,267)	(14,100)	(3,301,674)

Cash Flows from Investing Activities:
Decrease in oil and gas properties	92,128		92,128
Increase in fixed assets	—	—	(1,200)
Increase in other assets	—	—	(611,311)
Sale of marketable securities	—	—	52,600
Acquisition — net of cash acquired	—	—	(813,001)

Net Cash used in Investing Activities	92,128	—	(1,280,784)

Cash Flows from Financing Activities:
Common stock issued for cash	—	—	1,444,750
Common stock issued for debt/assets	—	—	1,872,419
Proceeds (Payments) from advances	—	37,053	43,062
Proceeds (Payments) from notes payable	(5,000)	(20,000)	1,325,780
Merger accounting	—	—	(20,875)

Net Cash Provided by Financing Activities	5,000	17,053	4,665,136

Net increase (decrease) in Cash	42,861	2,953	82,678

Cash and Cash Equivalents — Beginning of Period	39,817	38,851	—

Cash and Cash Equivalents — End of Period	$82,678	$41,804	$82,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of common stock for payment of debt and accrued interest	$—	$828,289	$847,279

Issuance of common stock for payment of promissory notes	$1,639,127	$—	$2,486,636

Issuance of common stock for marketable securities	$—	$—	$400,000

Issuance of common stock for other assets	$—	$—	$440,000

Issuance of common stock for oil and gas properties	$2,114,000	$—	$2,114,000

Issuance of loan for oil and gas properties	$1,000,000	$—	$1,000,000

Issuance of common stock equipment	$387,500	$—	$387,500

Issuance of common stock for deposits	$450,000	$—	$450,000

See the notes to these financial statements.

SUN RIVER ENERGY, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2010
(Unaudited)
Note 1 — Organization, Basis of Presentation and Summary of Significant Accounting Policies
Organization
Sun River Energy, Inc. (“Sun River” or the “Company”) was incorporated on October 22, 2002, under the laws of the State of Colorado.
Sun River is an oil and gas exploration, development and production company engaged in locating and developing petroleum resources primarily in the Raton Basin in Colfax County, New Mexico. The Company’s past activities have targeted the Mississippian and Pennsylvanian formations on the Company’s property in Colfax County. As of October 31, 2010, Sun River held oil and gas mineral interests in 158,960 gross acres (132,417 net acres) located in New Mexico. There are no producing wells and three shut-in wells located on Colfax County properties. Sun River also owns approximately 2,148 gross acres (1,610 net acres) of oil and gas mineral leases in Tom Green County, Texas (“Tom Green Properties”). The Tom Green Properties have one producing well, which was turned to production on November 30, 2010, and one shut-in well.
Basis of Presentation
Consolidation
The Company’s financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include Sun River’s accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which Sun River has a controlling financial interest. All significant intra-company accounts and transactions have been eliminated in consolidation.
Development Stage Company
The Company has not earned any revenues from its limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”. Among the disclosures required are that the Company’s consolidated financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.
Interim Presentation
In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The consolidated financial statements and notes thereto are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010. It is the Company’s opinion that when the interim consolidated financial statements are read in conjunction with the April 30, 2010 Annual Report on Form 10-K and its Current Reports on Form 8-K the disclosures are adequate to make the information presented not misleading. Interim results are not indicative of results for a full year or any future period.
Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.
Revenue Recognition
The Company recognizes revenue when it is earned and expenses are recognized when they occur.
Property and Equipment
The Company’s property and equipment are recorded at cost. Expenditures related to acquire, improve and extend the life of property and equipment are capitalized. Expenditures related to repairs and maintenance are recorded as expense in the period in which they occur. Depreciation is computed using the straight-line method over an estimated useful life of up to 5 years.
Goodwill and Intangible Assets
The Company adopted Accounting Standard Codification (“ASC”) Topic 350, formerly, Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of ACS Topic 350, formerly SFAS No. 142.
Oil and Gas Properties, Full Cost Method
The Company uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realization of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties will be amortized using the units of production method.

In applying the full cost method, the Company will perform an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.
Value of Financial Instruments
The carrying amounts of cash, accounts payable and notes payable are considered to be representative of their fair values because of the short-term nature of these financial instruments.
Stock-Based Compensation
Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
The Company has entered into a Consulting Agreement with a third party for services. Payment for such services includes a monthly payment of 20,000 shares of the Company’s common stock and a warrant exercisable for 20,000 shares of the Company’s common stock (see below). During the six months ended October 31, 2010, the Company issued 120,000 shares of the Company’s common stock to such consultant. The Company recognized an expense of $198,120 (a range of $1.40 to $2.05 per share, based on closing market prices on the date of issuance). During the quarter ended July 31, 2010, warrants exercisable for 60,000 shares were issued by the Company. The warrants were valued using the Black-Scholes model.
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
Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable of deductive amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
Recently Issued Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Proposed Accounting Standard Update (Topic 450) — Disclosure of Certain Loss Contingencies. This amendment would lower the current disclosure threshold and broaden the current disclosure requirements to provide adequate and timely information to assist users in assessing the likelihood, potential magnitude, and potential timing (if known) of future cash outflows associated with loss contingencies. For public entities, the new guidance would be effective for fiscal years ending after December 15, 2010, and interim and annual periods in subsequent fiscal years. The Company is currently evaluating the impact of the future adoption of the Update.
There were various other accounting standards and interpretations issued in 2009 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.
Note 2 — Going Concern and Management’s Plan of Operations
The Company’s consolidated financial statements for the six months ended October 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $1,478,043 for the six months ended October 31, 2010 and an accumulated deficit during the development stage of $10,231,336. At October 31, 2010, the Company’s total current liabilities exceed total current assets by $1,607,421.
The Company is in the development stage and has not earned any revenue from operations. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to support the ongoing operations of the Company.
Note 3 — Property and Equipment, Net
Property and equipment, net, consists of the following at October 31, 2010:

Computer equipment	$102,952
Furniture and fixtures	43,042

Property and Equipment, Cost	145,994
Less: Accumulated Depreciation	(27,696)

Property and Equipment, Net	$118,298

Note 4 — Oil and Gas Properties, Leases and Mineral Rights
Mineral Rights — New Mexico
The Mineral rights in New Mexico are valued at $100,000 on the consolidated financial statements based on the predecessor’s cost basis.
All of the Company’s oil and gas properties are located in the United States. The Company’s Oil and Gas Properties consist of the following at October 31, 2010:

					Asset
Year	Acquisition	Development	Sale of	Impairment	Retirement
Incurred	Costs	Costs	Properties	of Properties	Costs	Total
Balance at April 30, 2010	$998,781	$—	$—	$—	$—	$998,171

May 1, 2010 to October 31, 2010	$3,021,912	$	$—	$—	$—	$3,021,912

Total	$4,020,693	$—	$—	$—	$—	$4,020,693
On August 3, 2010, the Company acquired leasehold and wellbore interests from FTP Oil and Gas, LP (“FTP”), a limited partnership owned and controlled by Messrs. Donal R. Schmidt, Jr. and Thimothy S. Wafford, pursuant to the terms of a Purchase and Sale Agreement between the Company and FTP. In consideration for the acquisition, the Company issued an aggregate of 1,338,000 shares of restricted common stock valued at $2,073,900 or $1.55 per share, which was the fair market value of the Company’s common stock on August 3, 2010, and a convertible secured note in the principal amount of $1,000,000 to FTP. The convertible note has a term of one year, bears interest at the rate of 8.0% per annum, and is convertible into shares of the Company’s common stock at a conversion rate of $1.50 per share. The convertible note is secured by the assets acquired as part of this transaction.
The acquisition of assets from FTP includes approximately 2,148 gross acres (1,610 net acres) in Tom Green County, Texas, which consists of four prospects developed by industry partner Fairchild Petroleum of Midland, Texas. In addition, the Company acquired a 39% working interest and a 29.25% net revenue interest in two wells on the acreage as described above. Additionally, FTP assigned to the Company its rights, title and interest in certain participation agreements and a surface use agreement. Also in connection with the closing of this transaction, Mr. Schmidt because our Chief Executive Officer, President and Chairman of the Board and Mr. Wafford became our Chief Operating Officer.

Note 5 — Acquisitions
Acquisition of PC Operating Texas Inc.
On August 3, 2010, the Company acquired all of the outstanding capital stock of PC Operating Texas Inc. (“PC Operating”), a Texas corporation, pursuant to the terms of a Securities Purchase Agreement among the Company, Donal R. Schmidt Jr. and Thimothy Wafford. The acquisition was accounted for as a purchase and the results of PC Operating’s operations are included in the accompanying consolidated financial statements from the date of acquisition. In connection with the acquisition of PC Operating, the Company issued a total of 250,000 shares of its restricted common stock, valued at $395,000 or $1.55 per share, which was the fair market value of the Company’s common stock on August 3, 2010, to the shareholders of PC Operating. Subsequently, the Company changed the name of PC Operating to Sun River Operating, Inc. Sun River Operating, Inc. is a full service oil and gas operating company located in Dallas, Texas. It owns office equipment, software, furniture and personal property that allow it to conduct operations in multiple geographic areas. In addition, it employs a staff of two attorneys, a certified public accountant, two accountants, a land technical, a geologist and two petroleum engineers.
The assets acquired and liabilities assumed were as follows as of the date of the transaction:

Cash	$188

Fixed assets	145,994

Accounts payable	(45,287)

Net assets acquired	100,895

Value of common stock	387,500

Goodwill	$286,605

Acquisition of Certain Interests from FTP Oil and Gas LP
On August 3, 2010, the Company also acquired leasehold and well bore interests from FTP Oil and Gas LP (“FTP”), pursuant to the terms of a Purchase and Sale Agreement between the Company and FTP. In consideration for the acquisition, the Company issued an aggregate of 1,388,000 restricted shares of its common stock to FTP owned by Messrs. Schmidt and Wafford and a convertible note in the principal amount of $1,000,000.00 was issued to FTP. The secured convertible note has a term of one year, bears interest at the rate of 8.0% per annum, and is convertible into shares of the Company’s Common Stock at a conversion rate of $1.50 per share. The convertible note is secured by the assets acquired as part of this transaction.
The acquisition of assets from FTP includes approximately 2,148 gross acres (1,610 net acres) in Tom Green County, Texas, which consists of four prospects developed by industry partner Fairchild Petroleum of Midland, Texas. In addition, the Company acquired a 39% working interest of 29.25% net revenue interest in two wells on the acreage as described above. Additionally, FTP assigned to the Company its rights, title and interest in certain participation agreements and a surface use agreement.
Effective August 1, 2010, Mr. Schmidt was employed by the Company as the Chief Executive Officer and President. In addition, he was appointed as a director of the Company where he serves as the

Chairman of the Board of Directors consistent with the bylaws of the Company. At the same time, Mr. Wafford was employed as the Chief Operating Officer of the Company.
Acquisition of Katy Resources ETX, LLC — Pending
On October 19, 2010, the Company entered into a definitive Purchase and Sale Agreement (the “ Katy Purchase Agreement”) with Katy Resources ETX, LLC, (“Katy”) a Delaware limited liability company, to acquire (the “Katy Acquisition”) (a) certain of Katy’s oil and gas leases and leasehold interests in Angelina, Cherokee, Houston and Panola Counties in East Texas; (b) four wellbores consisting of three producing wells each holding one of the three gas units being acquired and one shut-in well; (c) any contracts or agreements related to the foregoing lands, leases and wells; (d) any equipment located on the land or used in the operation of the foregoing land, leases or wells; and (e) any hydrocarbons produced from or attributable to the foregoing land, the leases and the wells and other related assets for an aggregate purchase price of $8.5 million, subject to purchase price adjustments. The Acquisition includes total acreage held by production of 2,486 gross acres (1,361 net acres). In addition, there are 9,706 gross acres (7,549 net acres) under primary terms on numerous leases. The producing wells and surrounding acreage have been unitized under Texas Railroad Commission rules.
Under the terms of the Katy Purchase Agreement, the purchase price will be paid in the form of (i) $5 million in cash (the “Cash Consideration”), and (ii) shares of the Company’s common stock, par value $0.0001 per share, with an aggregate value of $3.5 million based on the volume weighted average price of the Company’s common stock for the 30 trading days prior to the earlier of (x) December 18, 2010 and (y) five days prior to the closing (the “Stock Consideration”). In connection with the execution of the Katy Purchase Agreement, the Company has delivered to Katy 250,000 shares of the Company’s common stock as an earnest money deposit (the “Deposit”), which shall be applied against the Stock Consideration due at closing. The Company is currently seeking sources of financing for the Cash Consideration. Certain financial benefits and obligations relating to the assets being acquired will be transferred effective November 1, 2010. Subject to the satisfaction of the conditions to closing described below, the Company expects the Acquisition will close no later than December 31, 2010. The Company may, at its election, extend the Closing Date for an additional 10 days upon the payment of $100 to Seller as an additional non-refundable credit against the Purchase Price, if the need for the extension is based upon Seller’s failure to provide information previously requested in writing, to which Seller has failed to adequately respond. Upon closing of the Katy Acquisition, the Company’s wholly owned operating company, Sun River Operating, Inc., will assume operations under existing joint operating agreements on all units and prospects.
Before the closing, the Company intends to conduct customary due diligence of the assets of Katy to be acquired so as to assess material title deficiencies and environmental matters. If, prior to the closing, the parties ultimately determine that the aggregate dollar value of any title deficiencies, casualty or condemnation losses, or environmental liabilities exceeds 15% of the purchase price, then, pursuant to the Purchase Agreement, either the Company or Katy may terminate the Purchase Agreement. If the Purchase Agreement is terminated as a result of the value of the title deficiencies or environmental liabilities, Katy shall return the Deposit to the Company.
Each party’s obligation to consummate the Katy Acquisition is conditioned upon, among other things, (i) confirmation of the parties’ representations and warranties as of the closing, (ii) the parties’ performance, in all material respects, of all covenants, (iii) the receipt of all required approvals, and (iv) the absence of legal proceedings prohibiting the Katy Acquisition. Under certain circumstances set forth in the Purchase Agreement, Katy shall be entitled to retain the Deposit if the Company does not close the Katy Acquisition.
As of the date of this filing the transaction with Katy has not closed.
Farmout Agreement with Devon Energy Production Co., L.P.
On October 22, 2010, the Company entered into a Farmout Agreement (the “Farmout Agreement”) with Devon Energy Production Co., L.P. (“Devon”) relating to the Lake Murvaul prospect located in Panola County, Texas. Under the Farmout Agreement, Devon has granted to the Company the right to drill on oil, gas and mineral leases owned by Devon. The Farmout Agreement covers approximately 5,700 gross acres (5,470 net acres) in the Carthage Field in Panola County, Texas (the “Contract Lands”). The Company anticipates this acreage will be divided into approximately nine gas units (“Drilling Units”).
In compliance with the terms of the Farmout Agreement, the Company commenced drilling the first well (the “Initial Test Well”) on November 30, 2010. So long as the Company remains in compliance with the Farmout Agreement, the Company shall have the right, but not the obligation, to continue drilling additional vertical well(s) (each, a “Subsequent Test Well”) on the remaining Contract Lands; provided such Subsequent Test Wells are not within the confines of the Drilling Unit for the Initial Test Well or any other Subsequent Test Well and the drilling of such Subsequent Test Well shall have commenced at a legal location within a new Drilling Unit within 60 days of the date the drilling rig is released from the drilling of the Initial Test Well or the previously drilled Subsequent Test Well. The Company shall have the right to continue drilling Subsequent Test Wells until the Contract Lands have been pooled into a Drilling Unit containing a producing Test Well that has been drilled pursuant to the Farmout Agreement. The Company shall bear the full cost (“Carried Interest”) of drilling each Test Well, and plugging and abandoning any such Test Well that is not capable of producing oil and/or gas.
The Test Wells must penetrate and log the Haynesville Shale formation. Upon completion of a Test Well, Devon will assign to the Company a Unit Assignment of between a 75% and 77.5% working interest in each producing Test Well including all of the Contract Lands within the associated Drilling Unit. Each assignment is subject to various depth restrictions depending upon the exact nature of any Test Well completion. Devon will retain a combined 22.5% to 25% interest in each Test Well. At any time after the Unit Assignment of working interest by Devon, the Company may propose additional Infill wells to be drilled within any Drilling Unit. Devon may elect to participate in these Infill wells on a full cost basis (“Heads Up”).
The Company is currently seeking sources of financing for the drilling. The Company’s wholly owned operating company, Sun River Operating, Inc., will act as the operator on the Contract Lands.
Note 6 — Notes Payable
Outstanding Notes Payable
In February 2008, the Company issued an 18.0% unsecured promissory note to an oilfield vendor for outstanding amounts owed totaling $373,540. The note is due upon demand. At October 31, 2009, the note had a principal balance of $373,540 and unpaid, accrued interest of $96,895. On October 31, 2009, the Company’s Board of Directors approved the issuance of 241,249 shares of the Company’s restricted common stock, a conversion rate of $1.95 per share, as payment of the principal and related accrued interest. While such common stock has been issued, the holder of the promissory note has not accepted the shares as settlement and so the Company has continued to accrue interest on the promissory note. At October 31, 2010, there was accrued interest of $164,132 related to this promissory note.
In April 2006, in exchange for $150,000 in cash, the Company issued a 6.0% secured promissory note to owner of oil and gas leases. The note is secured by certain leases held by the Company. At October 31, 2010, this promissory note has an outstanding principal balance of $6,637 and unpaid, accrued interest of $1,395.
Notes Payable Converted to Common Stock
In April 2010, the Company issued a 4.0% unsecured promissory note to a vender for outstanding amounts totaling $300,759. In August 2010, the principal and related accrued interest totaling $304,188 were converted into 202,792 shares of the Company’s restricted common stock at a conversion rate of $1.50 per share.
In April 2010, the Company issued a 4.0% unsecured promissory note to an individual for outstanding advances totaling $44,112. In August 2010, the principal and related accrued interest totaling $44,615 were converted into 29,744 shares of the Company’s restricted common stock at a conversion rate of $1.50 per share.
In April 2010, the Company issued a new 4.0% unsecured promissory note, to a related party, on the outstanding accrued interest on a prior promissory note. Portions of the prior promissory note were converted into shares of the Company’s restricted common stock during the years ended April 30, 2009 and 2010. In August 2010, the principal and related accrued interest in the amount of $37,838.53 were converted into 25,226 shares of the Company’s restricted common stock at a conversion rate of $1.50 per share.
In April 2010, the Company issued a 4.0% unsecured promissory note in to an individual for outstanding advances totaling $80,978. In August 2010, the principal and related accrued interest totaling $81,902 were converted into 54,601 shares of the Company’s restricted common stock at a conversion rate of $1.50 per share.
In June 2010, the Company issued a 4.0% unsecured promissory note for $148,861 to a consultant. In August 2010, the principal and related accrued interest were converted into 108,497 shares of the Company’s restricted common stock at a conversion rate of $1.38 per share.
In March 2009, the Company issued a 4.0% unsecured promissory note to an oilfield vendor for outstanding amounts owed totaling $88,230. In September 2010, the Company paid $5,000 in cash and converted the remaining principal and related accrued interest into 40,908 shares of the Company’s restricted common stock at a conversion rate of $1.56 per share.
In October 2007, the Company issued a 7.5% unsecured promissory note for $211,855. During the year ended April 30, 2010, $69,154 in principal of the promissory note was converted into 324,036 shares of the Company’s common stock at a conversion rate of $0.25 per share. In August 2010, the remaining principal and related accrued interest totaling $168,967 were converted into 675,870 shares of the Company’s restricted common stock at a conversion rate of $0.25 per share.
Note 7 — Notes Payable — Related Party
Outstanding Notes Payable — Related Party
On August 3, 2010, as part of the consideration paid to FTP related to the acquisition of certain leasehold and wellbore interests, the Company executed a convertible secured promissory note in the principal amount of $1,000,000 to FTP. The promissory note has a term of one year, bears interest at the rate of 8.0% per annum, and is convertible into shares of the Company’s restricted common stock at a conversion rate of $1.50 per share. This promissory note is secured by the assets acquired as part of the transaction. Accrued interest at October 31, 2010 amounted to $19,945.
Notes Payable — Related Party Converted to Common Stock
On July 27, 2010, the Company issued to Cicerone Corporate Development, LLC (“Cicerone”), an affiliate of the Company, a promissory note for $629,105 in connection with our outstanding accounts payable balance. The promissory note was unsecured, due on demand, bore interest at 4.0% per annum and provided for a conversion into shares of the Company’s restricted common stock at $1.45 per share. On August 3, 2010, the promissory note was converted into 433,867 shares of the Company’s restricted common stock, representing a conversation rate of $1.45 per share. This conversion satisfied the Company’s principal and interest obligations.
On April 10, 2006, the Company issued a 6.0% secured promissory note for $600,000 to a shareholder of the Company, Mr. Robert A. Doak, Jr. The promissory note had an original due date of March 31, 2007 and it has been assigned to unrelated parties, the due date extended several times and now has been divided into several notes. The new unsecured promissory notes have an annual interest rate of 7.5% and are due on demand. During the year ended April 30, 2010, principal and accrued interest of $340,263 was converted into 1,303,092 shares of the Company’s restricted common stock. During the three months ended July 31, 2010, principal and accrued related interest of $156,211 was converted into 608,227 shares of the Company’s restricted common stock for settlement of the Company’s obligations in full.

Note 8 — Stockholders’ Deficit
Preferred Stock
At a Special Meeting of the Shareholders of the Company on June 23, 2008, the shareholders voted to authorize the creation of 25,000,000 shares of Preferred Stock with a par value of $0.0001, to be issued in such classes or series and with such rights, designations, privileges and preferences as to be determined by the Company’s Board of Directors at the time of the issuance of any preferred shares. An amendment reflecting this increase was not filed, however. Therefore, the Company continues to have authorized 10,000,000 shares of Preferred Stock, $.01 par value. No shares have been issued at this time, nor have any classes been established.
Common Stock
Issuances of common stock were valued at the fair market value on the date of issuance.
Prior to May 1, 2009, the Company entered into a consulting agreement with Cicerone Corporate Development, LLC, a third party, who has since become an affiliate of the Company, for services. Compensation for such services includes a monthly issuance of 20,000 shares of the Company’s common stock and a warrant exercisable for 20,000 shares of the Company’s common stock (see Warrants below). During each of the three and six months ended October 31, 2010, the Company issued 60,000 and.120,000 shares of the Company’s common stock to such consultant. The Company recognized an expense of $22,120 and $45,130, respectively, based on an issuance range of $1.45 to $2.05 per share.
During the six months ended October 31, 2010, the Company issued 385,000 shares of its restricted common stock to certain individuals and service providers in return for their services. The Company recognized an expense of $590,300 based on an issuance range of $1.54 to $1.65 per share.
During the six months ended October 31, 2010, the Company issued 110,000 shares of its restricted common stock to Mr. Jim Sullivan, a consultant, Mr. Joe Kelloff, the former COO, and Mr. Jay Leaver, the former President, for their services as officers of the Company (50,000, 30,000 and 30,000 shares, respectively). The Company recognized an expense of $193,000 based on an issuance range of $1.65 to $2.05 per share.
During the six months ended October 31, 2010, the Company issued 1,354,457 shares of its restricted common stock to related party holders of promissory notes as payment of principal and related accrued interest totaling $1,249,707 based on an issuance range of $0.25 to $1.50 per share. (See Note 6)
During the six months ended October 31, 2010, the Company issued 825,275 shares of its restricted common stock to holders of promissory notes as payment of principal and related accrued interest totaling $381,923 based on an issuance range of $0.25 to $1.55 per share. (See Note 7)
On September 3, 2010, the Company paid $5,000 in cash and converted the remaining balance of $63,229.66 of an outstanding promissory note into 40,908 shares of the Company’s common stock. The promissory note was converted at a rate of $1.56 per share.
Warrants
During the year ended April 30, 2009, the Company entered into a consulting services agreement with an affiliate of the Company for services. Compensation for such services includes a monthly payment of 20,000 shares of the Company’s common stock and a warrant exercisable for 20,000 shares of the Company’s common stock. The warrants have a term of two years from the date of issuance and exercises prices are based on the closing market price on the last day of the month of issuance and provide for a cashless exercise.
During the three and six months ended October 31, 2010, the warrants exercisable for 60,000 and 120,000 shares had exercise prices ranging from $1.62 to $2.05 per share. The total fair value of the warrants at the date of grant for the three and six months ended October 31, 2010 were $1.45 and $2.05 and were recorded as consulting expense. The Company used the following assumptions to determine the fair value of warrant grants during the three and six months ended October 31, 2010:

2010
Expected life	1 year
Volatility	62% - 151%
Risk-free interest rate	4.5% - 4.75%
Dividend yield	0
The expected term of the warrants represents the period of time that the stock warrants granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrants.
The dividend yield represents our anticipated cash dividend over the expected life of the warrants.
A summary of warrant activity for the six months ended October 31, 2010 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual Life	Value
Outstanding at May 1, 2010	1,660,000	$2.00	1.54 years	$—

Granted Exercised Expired	238,056	1.55	3.00 years	—

Outstanding at October 31, 2010	1,895,056	$1.94	1.73 years	$—
Note 9— Employment Agreements
On August 1, 2010, the Company entered into employment contracts with, Donal R. Schmidt, Jr. and Thimothy Wafford. Mr. Schmidt was employed by the Company as the Chief Executive Officer and President. In addition, he was appointed as a Director of the Company where he serves as the Chairman of the Board of Directors consistent with the bylaws of the Company. At the same time, Mr. Wafford was employed as the Chief Operating Officer of the Company.
In consideration for all services rendered by Mr. Schmidt and Mr. Wafford (hereinafter “Executive”) under these Agreements during the first year of the Term, the Company shall not pay Executive any cash compensation but shall provide annual compensation in the form of stock options (“Base Compensation”) as follows: the Company shall issue to Executive Stock Options (“Stock Options”) exercisable into one million (1,000,000) shares of Common Stock of the Company pursuant to the terms of the 2010 Sun River Energy, Inc. Stock Incentive Plan, as amended (the “Stock Plan”). The Stock Options shall be issued to Executive on the Effective Date and shall be earned and vest 1/36th each month thereafter (each a “Vesting Date”) during the Term. The exercise price of the Stock Options shall equal the average fair market value of a share of the Company’s common stock on the Effective Date of the PSA is between the Parties. Finally, the Company shall cause Common Stock obtained through the Stock Options to be registered pursuant to the terms of the Stock Plan on Form S-8. In consideration for all services rendered by Executive under this Agreement following the first year of the Term, the Company shall begin to pay, in year Two and Three of the Term, Executive cash compensation in an amount determined by the Board, in its sole discretion (“Cash Compensation”); provided that such amount shall not be less than Three-Hundred Thousand Dollars ($300,000.00), starting at year 2 (less required withholdings) without Executive’s written consent. Cash Compensation shall be earned and payable periodically in equal installments in accordance with the Company’s normal payroll practices beginning in year Two of the Term, including applicable deductions and withholdings. Cash Compensation will be subject to annual review pursuant to the Company’s normal review policy for other similarly situated executives of the Company and any changes in Cash Compensation will be communicated in writing to Executive. Following the first year of these Agreements, the term “Base Compensation” shall consist only of Cash Compensation, including any annual adjustments pursuant to the terms of these Agreements.
Effective September 1, 2010, the Company entered into an employment agreement with Thomas Schaefer, as the Company’s Senior Engineer., which continued in place following his appointment on October 15, 2010 as the Company’s Vice President of Engineering. The employment agreement provides for an initial term of three years and will automatically renew for additional one-year terms unless either party gives notice 30 days prior to the end of the then-current term of its intent to terminate the agreement. Pursuant to the terms of the employment agreement, Mr. Schaefer receives an annual minimum base salary of $225,000 during the term of his employment, which amount is subject to increase upon approval by the Company’s management. In addition, Mr. Schaefer is entitled to $25,000 per annum in addition to his base salary for his agreement not to compete with the Company as specified in his employment agreement. Mr. Schaefer is entitled to receive a bonus, in cash or in shares at the sole discretion of the Company’s management. Mr. Schaefer is entitled to receive stock options to purchase 250,000 shares of the Company’s common stock, which options shall vest in equal monthly installments over a period of 36 months and will have an exercise price equal to the fair market value of the Company’s common stock on the effective date of the employment agreement. Lastly, in the event the Company closes on the acquisition and purchase of certain property identified in his employment agreement, Mr. Schaefer shall be entitled to receive 250,000 shares of the Company’s common stock, which will be held in escrow and become earned and vested 1/12th per month thereafter during the term of the employment agreement. The shares will be subject to the Company’s first right to purchase the shares upon receipt of a third party offer.
Note 10 — Litigation
LPC Investments, LLC Litigation
On December 12, 2008, LPC Investments, LLC (LPC Investments) filed a lawsuit, in the Jefferson County District Court, against the Company. The lawsuit alleges a breach of contract against the Company in connection with the payment of an unsecured, 8.75% promissory note and conversion of 2,200,000 shares of the Company’s common stock into a preferred note. LPC Investments sought not only payment of the unsecured, 8.75% promissory note and accrued interest but also attorney fees. A payment of $75,645 was made on the promissory note.
On August 18, 2009, the Court granted the Motion to Dismiss filed by LPC in July 2009. The case was dismissed without prejudice and all claims against the Company were dropped, however LPC has not withdrawn its conversion notice and demand. Therefore, the Company recorded a $550,000 litigation liability in connection with the conversion notice and demand.
On September 24, 2009, LPC Investments filed suit in the District Court of Jefferson County, Colorado against the Company. Among other things, the suit asks the Court to issue a declaratory judgment in requesting that 2.2 million shares previously purchased by LPC Investments (the Disputed Shares) are indeed owned by LPC Investments, and to direct the Company to co-operate with LPC Investment’s outstanding legend removal requests submitted to the Company’s transfer agent by LPC Investments. LPC Investments is also seeking payment of attorney fees and costs. In that same litigation, on October 2, 2009, the Company filed Counterclaims and Third Party Claims in the District Court of Jefferson County, Colorado against LPC Investments and Kevin Paul. The claims and the relief sought by the Company are substantially similar to the claims and relief previously sought in the Douglas County litigation.
On June 23, 2010, the Company entered into a confidential settlement agreement regarding its litigation with LPC and Kevin Paul which require the purchase of 1,900,139 shares of common stock held by LPC and Paul over a specific period of time. The terms of the settlement agreement were satisfied and on September 27, 2010, the litigation titled LPC Investments, LLC v Sun River Energy, Inc., Case No. 2009CV4859, in the District Court of Jefferson County, Division 8, Colorado, was dismissed with prejudice pursuant to the terms of the Confidential Settlement Agreement entered into on June 23, 2010 between the parties. The Company recognized a gain on settlement of litigation of $550,000 as of October 31, 2010.
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
Note 11 — Subsequent Events
Effective November 29, 2010, the Company entered into an Amended and Restated Consulting Agreement (the “Agreement”) with Cicerone Corporate Development, LLC, one of the Company’s principal shareholders (“Cicerone”). Pursuant to the Agreement, Cicerone will continue to provide consulting services relating to the implementation of corporate strategies, achievement of market listing standards, debt and equity financings, and corporate governance and shareholder matters. The Agreement amends and restates in its entirety the Consulting Agreement dated July 15, 2010 between the Company and Cicerone. The Agreement shall remain in effect until terminated by either party. Notice of termination may be given by either party upon 30 days’ prior written notice commencing six months after the effective date of the Agreement.
As its consulting fee under the Agreement, Cicerone is entitled to receive, on a monthly basis, 20,000 shares of the Company’s common stock (“Common Stock”) and a warrant to purchase 20,000 shares of the Company’s Common Stock, which warrant will have an exercise price equal to the closing sale price of the Common Stock on the date of issue and be for a term of two years from the date of issuance. In addition, Cicerone will be entitled to receive a fee equal to 5% of the purchase price paid by the Company in connection with any oil and/or gas projects and acquisitions, acreage sales or leases introduced to the Company by Cicerone. Such fee shall be payable 50% in cash and 50% in shares of the Company’s Common Stock based on the then-current bid price. Under the Agreement, the Company has also agreed to reimburse Cicerone’s pre-approved reasonable and necessary expenses incurred in connection with providing its consulting services.
On November 1, 2010, the Company issued to Cicerone a promissory note in the principal amount of $96,218 in connection with Cicerone’s advancement of funds to the Company. The note is unsecured, due on November 1, 2011, bears a 6% per annum interest rate and provides for a conversion into shares of the Company’s common stock at $2.05 per share. On November 18, 2010, the note was paid in full.
On November 16, 2010, the Company received a subscription in the amount of $1,250,000 for the purchase of 62,500 Units of the Company’s 8% Series A Cumulative Convertible Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY AND FORWARD LOOKING STATEMENTS
In addition to statements of historical fact, this Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. (“Sun River,” the “Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.
These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:
Some of these risks might include, but are not limited to, the following:
(a)	volatility or decline of the Company’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement business plans;

(e)	failure to commercialize its technology or to make sales;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties; and

(h)	insufficient revenues to cover operating costs.
The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files, from time to time, with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.
Overview and Plan of Operations
Sun River is an oil and gas exploration, development and production company engaged in locating and developing petroleum resources primarily in the Raton Basin in Colfax County, N.M. The Company’s principal business strategy has been to use technologies new to a specific area to generate and develop high-potential exploitation resources in this area. Accordingly, its principal business model has been the acquisition of oil and gas mineral interests, either directly or indirectly, and the exploitation and development of those properties. The Company’s past activities have targeted the Mississippian and Pennsylvanian formations on the Company’s property in Colfax County, New Mexico As of October 31, 2010, Sun River held oil and gas mineral interests in 158,960 gross acres (132,417 net acres) located in New Mexico. There are no producing wells and three shut-in wells located on these properties.
In August 2010, the Company acquired certain wells bore rights and oil and gas mineral leases in Tom Green County, Texas, as described further below and a full service oil and gas operating company located in Dallas, Texas, which owned office equipment, software, furniture and personal property.

The Company’s anticipated future development includes, but is not limited to, further development of its New Mexico mineral interests, continued operations on its recently acquired Tom Green County, Texas acreage which includes the Stansberry # 1 well and of the Lora # 1 well. The first well the Stansberry # 1 was drilled to a total depth of 5,507 feet. It is completed in the Harkey Sand at between the 4,780 foot and the 4,784 intervals. Subsequent to October 31, 2010 the well is producing. The second well the Lora # 1 was drilled to a total depth of 4,807 feet. The well remains shut in awaiting a completion attempt in the 3,200 foot sands. This sand is prolific in this area of the Permian Basin in the nearby Christoval North Field.
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
The independent registered public accounting firm’s report on the Company’s financial statements as of April 30, 2010, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.
Results of Operations
Three Months Ended October 31, 2010 compared to the Three Months Ended October 31, 2009.
Revenue. During the three months ended October 31, 2010 and 2009, the Company did not recognize any revenues from its operating activities.
Operational Expenses. During the three months ended October 31, 2010, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $970,471 compared to $547,906 during the three months ended October 31, 2009, which represents an increase of $422,565, or 77%. Operating costs increased by $10,105 or 100% to $10,105 for the three months ended October 31, 2010 from $0 for the comparable period in 2009, the increase was due to Company beginning limited operations, General and administrative expenses increased by $385,304, or 70% to $932,670 for the three months ended October 31, 2010 from $547,366 for the comparable period in 2009. General and administrative expenses increased primarily as a result of increase in insurance, dues and subscriptions, office expenses, investor relation, consulting fees and other miscellaneous expenses.
Interest Expense. The Company recognized interest expense of $25,660 during the three months ended October 31, 2010 compared to $29,783 for the same period in 2009. The decrease of $4,123 in interest expense resulted from the conversion of several notes payable and accrued interest into common stock.
Gain on Settlement The Company recognized gain on settlement of $550,000 during the three months ended October 31, 2010 compared to $0 for the same period in 2009. This gain resulted from the dismissal with prejudice on September 7, 2010 of the litigation titled LPC Investments, LLC v Sun River Energy, Inc., Case No. 2009CV4859, in the District Court of Jefferson County, Division 8, Colorado. This lawsuit was dismissed pursuant to the terms of the Confidential Settlement Agreement entered into on June 23, 2010 between the parties. The gain reflected the reversal of a previously recorded liability in the amount of $550,000 related to this litigation. The Confidential Settlement Agreement entered into on June 23, 2010, required the purchase of 1,900,139 shares of common stock held by LPC Investments and Mr. Paul over a specific period of time. The 1,900,139 shares of common stock were purchased by a third party investors consistent with the terms of the settlement agreement prior to the dismissal with prejudice.
Net Loss. During the three months ended October 31, 2010, the Company recognized a net loss of $466,131, compared to a net loss of $501,916, for the comparable three months in 2009. The decrease of

$35,785 was due to the $422,565 increase in operating expenses less the $4,123 decrease in interest expense discussed above and the $550,000 gain on settlement of litigation discussed above.
Six Months Ended October 31, 2010 compared to the Six Months Ended October 31, 2009.
Revenue. During the six months ended October 31, 2010 and 2009, the Company did not recognize any revenues from its operating activities.
Operational Expenses. During the six months ended October 31, 2010, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $1,975,902 compared to $1,139,161 during the six months ended October 31, 2009, which represents an increase of $836,741, or 73%. Operating costs increased by $10,105 or 100% to $10,105 for the six months ended October 31, 2010 from $0 for the comparable period in 2009. The increase was due to the Company beginning limited operations. General and administrative expenses increased by $799,480, or 70% to $1,938,101 for the three months ended October 31, 2010 from $1,138,621 for the comparable period in 2009. General and administrative expenses increased primarily as a result of increase in insurance, dues and subscriptions, office expenses, investor relation, consulting fees and other miscellaneous expenses.
Interest Expense. The Company recognized interest expense of $52,411 during the six months ended October 31, 2010 compared to $60,459 for the same period in 2009. The decrease of $8,318 in interest expense resulted from the conversion of several notes payable and accrued interest into common stock.
Debt Relief. The Company recognized debt relief of $0 during the six months ended October 31, 2010 compared to $75,773 for the same period in 2009.
Gain on Settlement. The Company recognized gain on settlement of $550,000 during the six months ended October 31, 2010 compared to $0 for the same period in 2009. On August 18, 2009, the Court granted the Motion to Dismiss filed by LPC Investments in July 2009. The case had been dismissed without prejudice and all claims against the Company have been dropped; however, LPC Investments has not withdrawn its conversion notice and demand. Therefore, the Company had recorded a $550,000 litigation liability in connection with the conversion notice and demand. On June 23, 2010, the Company entered into a confidential settlement agreement regarding its litigation with LPC Investments and Kevin Paul which require the purchase of 1,900,139 shares of common stock held by LPC Investments and Mr. Paul over a specific period of time. Through July 23, 2010, 526,788 shares of stock have been purchased by third party investors consistent with the terms of the settlement agreement. On September 27, 2010, the litigation titled LPC Investments, LLC v Sun River Energy, Inc., Case No. 2009CV4859, in the District Court of Jefferson County, Division 8, Colorado, was dismissed with prejudice pursuant to the terms of the Confidential Settlement Agreement entered into on June 23, 2010 between the parties.
Net Loss. During the six months ended October 31, 2010, the Company recognized a net loss of $1,478,043, compared to a net loss of $1,123,847, for the comparable six months in 2009. The increase of $354,196 was due to the $836,741 increase in operating expenses less the $8,318 decrease in interest expense discussed above, a $75,773 reduction in debt relief and the $550,000 gain on settlement of litigation discussed above.
Liquidity and Capital Resources
As of October 31, 2010, the Company had cash and cash equivalents of $82,678 and a working capital deficit of $2,413,272. To date, the Company has not generated any revenues from operations. The Company has been dependent upon loans from third parties and the issuance of securities to finance the payment of operating expenses. The Company will continue to rely on loans and issuances of securities to generate cash until such time as its operations generate revenue. On November 30, 2010, the Stansberry #1 was turned to production.
The Company has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation,
Subsequent to October 31, 2010 the Company received the proceeds of $1,250.000 for the sale of 62.500 units of the Company’s 8% Series A convertible preferred stock.

exploration, acquisition and working capital. There can be no assurances the Company will obtain financing for these operations.
Operating Activities. Net cash used in operating activities was $801,686 for the six months ended October 31, 2010 as compared to net cash used in operating activities of $14,100 during the comparable period in 2009. This increase of $787,586 in cash used in operating activities for the six months ended October 31, 2010 is primarily a result of the an increase of $354,196 in net loss and the decrease in accounts payable and accrued liabilities of $218,130, an increase in accounts payable related party of $285,404, and a gain on settlement of litigation of $550,000.
Investing Activities. The net cash used in/provided by investing activities was $92,128 for the six months ended October 31, 2010 as compared to $0 for the six months ended October 31, 2009.
Financing Activities. Net cash provided by financing activities for the six months ended October 31, 2010 was $752,419 as compared to net cash provided by financing activities of $17,053 in the comparable period in 2009. During the six months ended October 31, 2010, we issued $757,419 in common stock for the settlement of loans and accrued interest and paid $5,000 towards a note payable. During the six months ended October 31, 2009, we used $20,000 to repay outstanding notes, which was offset by the receipt of $37,053 in proceeds from advances primarily from Michael A. Littman.
Conversion of Debt
On August 6, 2010, the Company converted an aggregate of $1,416,341 of outstanding promissory notes into 1,530,597 shares of the Company’s common stock. The promissory notes were converted at rates of $0.25 per share to $1.50 per share depending upon the terms of the individual promissory notes. On September 3, 2010, the Company paid $5,000 in cash and converted the remaining balance of $63,230 of an outstanding promissory note into 40,908 shares of the Company’s common stock. The promissory note was converted at a rate of $1.56 per share. The Company anticipates converting all or a majority of the remaining debt to equity under the terms of the respective promissory notes. There can be no assurances however, that the Company will be successful in converting its remaining outstanding debts into common stock.
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
In July 2010, the FASB issued Proposed Accounting Standard Update (Topic 450) — Disclosure of Certain Loss Contingencies . This amendment would lower the current disclosure threshold and broaden the current disclosure requirements to provide adequate and timely information to assist users in assessing the likelihood, potential magnitude, and potential timing (if known) of future cash outflows associated with loss contingencies. For public entities, the new guidance would be effective for fiscal years ending after December 15, 2010, and interim and annual periods in subsequent fiscal years. The Company is currently evaluating the impact of the future adoption of the Update.
There were various other accounting standards and interpretations issued in 2009 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.
Off Balance Sheet Arrangements
From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2010, the off-balance sheet arrangements and transactions that we had entered into included undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company’s operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company’s cash holdings do not generate interest income.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls. The Company’s Chief Executive and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter of 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the Chief Executive and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2010 as a result of certain material weakness in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Holme, Roberts & Owen
The Company has made demand on its former legal counsel, Holme, Roberts & Owen (“HRO”), and asserted that HRO committed malpractice with respect to HRO’s representation of the Company against LPC and Paul in the case set forth herein. On August 26, 2010, the Company entered into a Settlement Agreement with HRO, pursuant to which HRO agreed to waive all outstanding legal fees in the amount of $79,533, plus interest and costs and pay the Company $150,000 by September 15, 2010. HRO timely paid the $150,000.
Item 1A. Risk Factors.
     Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company has made the following unregistered sales of its securities from August 1, 2010 through October 31, 2010.

DATE OF	TITLE OF	NO. OF		CLASS OF
SALE	SECURITIES	SHARES	CONSIDERATION	PURCHASER
8/6/2010	Common Stock	100,000	Consulting Agreement $155,000	Consultant
8/30/2010	Common Stock	20,000	Consulting Fee $32,400	Related Party
8/31/2010	Warrants	20,000	Consulting Fee $7,600	Related Party
8/31/2010	Common Stock	40,908	Promissory Note $63,230	Vendor
9/30/2010	Common Stock	20,000	Consulting Fee $36,000	Related Party
9/30/2010	Warrants	20,000	Consulting Fee $7,840	Related Party
10/19/2010	Common Stock	20,000	Consulting Fee $41,000	Related Party
10/29/2010	Warrants	20,000	Consulting Fee $8,280	Related Party
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
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Description

10.1	Promissory Note dated June 10, 2010 between Sun River Energy, Inc. and J.H. Brech, LLC.

10.2	Promissory Note dated November 1, 2010 between Sun River Energy, Inc. and Cicerone Corporate Development, LLC.

31.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUN RIVER ENERGY, INC.
Date: December 20, 2010	By:	/s/ Donal R. Schmidt, Jr.
		Name:	Donal R. Schmidt, Jr.
		Title:	President and CEO