Form 10-Q
period 2011-01-31
SUN RIVER ENERGY, INC
filed 2011-03-11
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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

There were 25,802,005 shares issued and outstanding of the registrant’s Common Stock as of February 10, 2011.

SUN RIVER ENERGY, INC.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial statements	3

Item 2. Management’s discussion and analysis of financial condition and results of operations	14

Item 3. Quantitative and qualitative disclosures about market risk	N/A

Item 4. Controls and procedures	17

PART II—OTHER INFORMATION

Item 1. Legal proceedings	17

Item 1A. Risk factors	N/A

Item 2. Unregistered sales of equity securities and use of proceeds	18

Item 3. Defaults upon senior securities	19

Item 4. (Removed and reserved)	N/A

Item 5. Other information	19

Item 6. Exhibits	20
EX-3.2
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-4.6
EX-4.7
EX-4.8
EX-10.6
EX-21
EX-31.1
EX-32.1

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Sun River Energy, Inc.	January 31,	April 30,
Consolidated Balance Sheets	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$568,189	$39,817
Accounts receivable, net	140,387	--
Total current assets	708,576	39,817

Oil and gas properties—net, based on full cost method of
accounting	6,944,995	998,781
Property and equipment—net	98,210	--
Goodwill	286,605	--
Deposits	464,496	--

Total assets	$8,502,882	$1,038,598

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$2,300,213	$1,639,948
Accounts payable - related party	80,403	--
Asset retirement obligations – current	16,660	--
Notes payable	717,685	628,616
Convertible notes payable – related party	1,000,000	575,679
Total current liabilities	4,114,961	2,844,243

Asset retirement obligations	22,625	--
Total liabilities	4,137,586	2,844,243

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred Stock, 8,750,000 shares authorized, par value $.01, no shares issued and outstanding at January 31, 2011 and April 30, 2010	--	--
8% Series A cumulative convertible preferred stock, par value $.01; authorized 1,250,000 shares, 95,250 and 0 shares issued as of January 31, 2011 and April 30, 2010, respectively	953	--
Common stock, $.0001 par value; authorized, 100,000,000 shares; 24,443,295 shares at January 31, 2011 and 19,373,995 issued shares at April 30, 2010, respectively	2,444	1,938
Additional paid-in-capital	16,856,017	7,416,145
Accumulated deficit	(12,023,683)	(8,753,293)
Common stock to be delivered for debt	(470,435)	(470,435)
Total stockholders’ equity (deficit)	4,365,296	(1,805,645)
Total liabilities and stockholders' equity (deficit)	$8,502,882	$1,038,598

The accompanying notes are an integral part of these financial statements.

SUN RIVER ENERGY, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Revenues	$-	$-	$-	$-

Operational expenses:
Depreciation, depletion and amortization	20,088	--	47,784	540
Consulting expenses	338,502	155,487	1,357,474	1,035,434
Litigation expense	1,748	150,000	42,333	150,000
Lease operating expense and taxes	11,085	--	21,190	—
General and administrative	1,365,008	105,055	2,243,552	413,012

Total operational expenses	1,736,431	410,542	3,712,333	1,598,986

Net loss from operations	(1,736,431)	(410,542)	(3,712,333)	(1,598,986)

Other income (expenses)
Interest income	485	920	485	920
Interest expense	(56,401)	(28,785)	(108,542)	(89,244)
Forgiveness of debt	-	-	-	75,773
Gain on settlement of litigation	-	-	550,000	--

Total other income (expenses)	(55,916)	(27,865)	441,943	(12,551)

Net loss	(1,792,347)	(438,407)	(3,270,390)	(1,611,537)

Less dividends on preferred shares	(25,966)	-	(25,966)	-

Net loss applicable to common stockholders	$(1,818,313)	$(438,407)	$(3,296,356)	$(1,611,537)

Per share information

Net loss per common share
Basic and diluted	$(0.08)	$(0.02)	$(0.15)	$(0.09)

Weighted average number
of common stock outstanding	24,138,397	18,311,778	22,120,108	17,479,385

The accompanying notes are an integral part of these financial statements.

SUN RIVER ENERGY, INC.
Consolidated Statement of Cash Flows
(Unaudited)
	For the Nine Months Ended
	January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,270,390)	$(1,611,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	47,784	540
Equity issued for services	1,865,526	905,189
Litigation expense	-	150,000
Gain on settlement of litigation	(550,000)	-
Foregiveness of debt	-	(75,773)
Changes in current assets and liabilities:
Increase in accounts receivable	(140,387)	—
Increase in accounts payable and accrued liabilities	1,859,103	659,485
Increase in accounts payable — related party	80,403	-
Increase in deposits	(14,496)	(50,000)
Net cash used in operating activities	(122,457)	(22,096)

Cash flows from investing activities:
Investment in oil and gas properties	(1,723,172)	-
Net cash used in investing activities	(1,723,172)	-

Cash flows from financing activities:
Preferred stock issued for cash	2,079,001	-
Proceeds from advances	-	43,062
Payments on notes payable	(101,218)	(20,000)
Proceeds from notes payable	396,218	-
Net cash provided by financing activities	2,374,001	23,062

Net increase in cash	528,372	966

Cash and cash equivalents — beginning of period	39,817	38,851

Cash and cash equivalents — end of period	$568,189	$39,817

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$-	$-

Cash paid for income taxes	$-	$-

Continued

Supplemental Disclosure of Non-cash Activities:
Issuance of common stock for payment of notes payable and accrued interest	$1,631,627	$828,289

Issuance of common stock for oil and gas properties	$3,046,136	$-

Issuance of common stock for fixed assets and goodwill	$395,000	$-

Issuance of note payable - related party for oil and gas properties	$1,000,000	$-

Issuance of note payable for settlement of accounts payable	$629,106	$-

Issuance of common stock for deposits	$450,000	$-

Reclassification of notes payable - related party to
accounts payable and accrued expenses	$50,879	$-

The accompanying notes are an integral part of these financial statements.

SUN RIVER ENERGY, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements
January 31, 2011
(Unaudited)

Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Sun River Energy, Inc. ("Sun River" or the "Company") is an oil and gas exploration and production company.  The Company’s primary focus is on development of unconventional natural gas reserves across a multi-state area.  The Company’s strategy is to acquire acreage that allows it to predictably, consistently and profitably prove and develop these reserves.

Sun River owns mineral interests in three major geological areas.

Sun River’s largest acreage is its undeveloped acreage in the Raton Basin of Colfax County, New Mexico.  The Company owns subsurface and timber rights in fee simple.  The total rights approximate 242,000 gross acres.  The overlapping gross acreage is broken out as follows:

172,000 acres of subsurface rights to hydrocarbons (i.e. oil and gas);
157,000 acres of subsurface rights to hard rock minerals, including gold, silver and copper;
160,000 acres of subsurface rights to coal; and
34,000 acres of surface rights to timber.

On February 7, 2011, Sun River purchased a leasehold interest in approximately 8,500 gross acres in the East Texas Basin from Katy Resources ETX, LLC.  This acquisition included three (3) producing wells and one (1) well awaiting completion.  1,864 acres are held by production.  The remaining acreage is in primary terms.

Additionally, the Company has the right to earn approximately 5,400 net acres in the East Texas Basin under a Farmout Agreement with Devon Energy Production Company LP.  Devon received no cash on the transaction but will earn a 25% carried working interest on the first well in each 640 acre gas units drilled.  All subsequent wells drilled within an “earned” gas unit will be on a “heads up” basis. This acreage is located in the prolific Carthage Field, Panola County, Texas.  The first well commenced drilling on November 30, 2010 and reached total depth on December 24, 2010. The well was subsequently logged and casing run.  The well is secured awaiting completion in the Haynesville Shale.

Sun River also owns 1,663 acres of leasehold mineral interest in Tom Green County, Texas and working interest in two (2) Permian Basin wells.  The first well has been completed and is currently producing natural gas and crude oil from the Harkey Sand geological formation.

Operationally, Sun River has conducted extensive geological and geophysical analysis of the Raton Basin in Colfax County, New Mexico and continues to analyze the area.  The Company has identified numerous prospect areas based on the analysis to date and by analyzing and comparing our acreage with Shell Oil's activity in the Tucumcari Basin to the South.

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s April 30, 2010 Annual Report on Form 10-K, the current year's reports on form 10-Q and 8-K.  In the opinion of management of the Company, when the interim financial statements and notes are so read, management believes the disclosures are adequate to make the information presented not misleading.  For all periods reported, other comprehensive loss equals net loss.  Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.

Recent Accounting Standards

A standard to improve disclosures about fair value measurements was issued by the FASB in January 2010. The standard requires additional disclosures about fair value measurements, adding a new requirement to disclose transfers in and out of Levels 1 and 2 measurements and gross presentation of activity within a Level 3 roll forward. The standard also clarified existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. We adopted all aspects of this standard effective as of the first quarter of 2010. The adoption had no impact on our consolidated financial position or results of operations.

In February 2010, the FASB amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and Securities and Exchange Commission (“SEC”) requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements in first quarter 2010. The adoption of this guidance did not have an impact on our financial statements.

Summary of Significant Accounting Policies

Oil and Gas Properties, Full Cost Method

The Company uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realization of unproved properties, taken as a whole, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

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

Stock-Based Compensation

The Company currently provides for stock-based compensation in three ways.  (1) Stock options are granted to certain employees under the Company’s Incentive Plan. (2) The issuance of restricted stock vested over a period of time.  (3) The issuance of warrants to purchase the Company’s common stock, which are primarily granted to certain service providers, including a consultant pursuant to a consulting agreement.  Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight line basis over the requisite service period (vesting period).

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was $242,070 and $0 for the three months ended January 31, 2011 and 2010, respectively, and $459,416 and $0 for the nine months ending January 31, 2011 and 2010, respectively.  The stock options were valued using the Black-Scholes model and the restricted stock awards were valued based on the stock price at the date of grant.

Note 2 – Oil and Gas Properties, Leases and Mineral Rights

Mineral Rights — New Mexico

The Mineral rights in New Mexico are valued at $100,000 on the consolidated financial statements based on the predecessor’s cost basis.

All of the Company’s oil and gas properties are located in the United States. The Company’s oil and gas properties consist of the following at January 31, 2011:

Year	Acquisition	Development	Sale of	Impariment of	Asset Retirement
Incurred	Costs	Costs	Properties	Properties	Costs	Total
Balance at April 30, 2010	$998,781	$-	$-	$-	$-	$998,781
Activity-May 1, 2010 to January 31, 2011	4,046,136	1,860,793	-	-	39,285	5,946,214
Total	$5,044,917	$1,860,793	$-	$-	$39,285	$6,944,995

Note 3 – Acquisitions

Acquisition of PC Operating Texas Inc.

On August 3, 2010, the Company acquired all of the outstanding capital stock of PC Operating Texas Inc. (“PC Operating”), a Texas corporation, pursuant to the terms of a Securities Purchase Agreement among the Company, Donal R. Schmidt Jr. and Thimothy Wafford. The acquisition was accounted for as a purchase and the results of PC Operating’s operations are included in the accompanying consolidated financial statements from the date of acquisition. In connection with the acquisition of PC Operating, the Company issued a total of 250,000 shares of its restricted common stock, valued at $387,500 or $1.55 per share, which was the fair market value of the Company’s common stock on August 3, 2010, to the shareholders of PC Operating. Subsequently, the Company changed the name of PC Operating to Sun River Operating, Inc. Sun River Operating, Inc. is a full service oil and gas operating company located in Dallas, Texas. It owns office equipment, software, furniture and personal property that allow it to conduct operations in multiple geographic areas.

The assets acquired and liabilities assumed were as follows as of the date of the transaction:

Cash	$188

Fixed assets	145,994

Accounts payable	(45,287)

Net assets acquired	100,895

Value of common stock	387,500

Goodwill	$286,605

Acquisition of  Working Interest from Peccary

On or about December 31, 2010, the Company increased their working interest in the Permian Basin for 136,957 shares of restricted common stock in two wells owned and operated by the Company.

Note 4 – Asset Retirement Obligations

The Company provides for future asset retirement obligations under the provisions of ASC Topic 410, Asset Retirement and Environmental Obligations.  The present value of the future costs associated with dismantlement, abandonment and restoration of oil and gas properties is recorded generally upon acquisition or completion of a well. The net estimated costs are discounted to present values using a credit-adjusted, risk-free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset is depleted on the units-of-production method. The associated liability is classified in current and long-term liabilities in the Unaudited Consolidated Balance Sheets. The liability is periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense and (4) revisions to estimated future cash flow requirements. The accretion expense is recorded as a component of depreciation, depletion and amortization expense in the Unaudited Consolidated Statement of Operations.

A reconciliation of the Company’s asset retirement obligations for the nine months ended January 31, 2011 is as follows:

Beginning of period	$--
Liabilities incurred	39,285
Liabilities settled	--
Accretion expense	--
Revisions to estimate	--
End of period	39,285
Less: current asset retirement obligations	16,660
Long-term asset retirement obligations	$22,625

Note 5 – Notes Payable

The Company’s outstanding Notes Payable consisted of the following as of January 31, 2011:

Notes Payable
Balance as of April 30, 2010	$628,616
Proceeds	300,000
Conversions to restricted common stock	(205,931)
Payments	(5,000)
Balance as of January 31, 2011	$717,685

Notes payable - related parties
Balance as of April 30, 2010	$575,679
Proceeds	96,218
Conversion from accounts payable	629,106
Conversions to restricted common stock	(1,393,286)
Payments	(96,218)
Additions due to FTP acqusition	1,000,000
Reclassification of notes payable to
accounts payable and accrued expenses	50,879
Other reclassifications	137,622
Balance as of January 31, 2011	$1,000,000

During the nine months ended January 31, 2011, the Company issued four interest bearing unsecured promissory notes to three separate parties for an aggregate of $396,218 in cash.  The Company also issued one note for $1,000,000 to FTP in connection with the acquisition of the assets of FTP.  The Company has made cash payments in the amount of $101,218 and converted $1,599,217 of notes payable into restricted common shares pursuant to their agreements.

Note 6 – Stockholders’ Equity (Deficit)

Preferred Stock

At a Special Meeting of the Shareholders of the Company on June 23, 2008, the shareholders voted to authorize the creation of 25,000,000 shares of preferred stock with a par value of $0.01, to be issued in such classes or series and with such rights, designations, privileges and preferences as to be determined by the Company’s Board of Directors at the time of the issuance of any preferred shares. An amendment reflecting this increase was not filed, however.  Therefore, the Company continues to have authorized 10,000,000 shares of preferred stock.  On or about December 23, 2010, the Company filed a Certificate of Designation of 8% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), designating 1,250,000 shares of Series A Preferred Stock.  As of January 31, 2011 the Company had issued 103,950 shares for $2,079,000, of which 8,700 shares were converted to 87,000 shares of the Company’s restricted common stock.  There was $25,966 of preferred dividends payable on the Series A Preferred Stock at January 31, 2011.

The Series A Preferred Stock ranks senior to the Company’s common stock and any other class or series of stock issued hereafter that is junior to the Series A Preferred Stock, in each case as to distributions upon liquidation, dissolution or winding up or the Company and payment of dividends on shares of equity securities.  The Stated Value of the Series A Preferred Stock is $20.00 per share (the “Stated Value”).  The Series A Preferred Stock shall be entitled to receive dividends at an annual rate of 8% of the Stated Value, which shall be cumulative and accrue, whether or not declared, daily from the issuance date of Series A Preferred Stock, shall be due and payable on the last day of July, October, January and April of each year, and the accumulation of unpaid dividends shall bear interest at a rate of 8% per annum.  Upon liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to be paid, prior to any distribution to any holders of common stock and any other class or series of stock issued hereafter that is junior to the Series A Preferred Stock, an amount equal to the Stated Value plus the amount of unpaid dividends.  Each share of Series A Preferred Stock may be convertible, at the option of the holder, into 10 shares of common stock.  If after the issuance date of the Series A Preferred Stock the market price of the Company’s common stock for any 45 consecutive trading days exceeds $4.00 (subject to adjustment), the Company has the right to cause the holders of Series A Preferred Stock to convert all of the Stated Value of the shares of Series A Preferred Stock plus accumulated and unpaid dividends at the then-current conversion rate into shares of the Company’s common stock. Series A Preferred Stock has no voting rights whatsoever, except for any voting rights to which they may be entitled under the laws of the State of Colorado.

Common Stock

Issuances of common stock were valued at the fair market value on the date of issuance.

Restricted Shares

Restricted share activity as of January 31, 2011 was as follows:

	Shares	Weighted Average Fair Value
Outstanding at April 30, 2010	--	$--
Granted	695,000	2.20
Vested/issued	616,666	2.20
Forfeited	--	--
Outstanding at January 31, 2011	78,334	$2.20

Restricted stock awards for executive officers and employees vest ratably over one to three years. Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of January 31, 2011, total unrecognized stock-based compensation expense related to non-vested restricted shares was $0.

During the nine months ended January 31, 2011, the Company issued 200,000 shares of its restricted common stock to related parties in exchange for a mutual release and settlement agreement, that ultimately included additional acreage.  The Company recorded $550,000 of oil and gas properties as a result of the transaction, based on an issuance price of $2.75 per share.

Effective November 29, 2010, the Company entered into an Amended and Restated Consulting Agreement (the “Cicerone Agreement”) with Cicerone Corporate Development, LLC, one of the Company’s principal shareholders (“Cicerone”). Pursuant to the Cicerone Agreement, Cicerone will continue to provide consulting services relating to the implementation of corporate strategies, achievement of market listing standards, debt and equity financings, and corporate governance and shareholder matters. The Cicerone Agreement amends and restates in its entirety the consulting agreement dated July 15, 2010 between the Company and Cicerone. The Cicerone Agreement shall remain in effect until terminated by either party. Notice of termination may be given by either party upon 30 days’ prior written notice commencing six months after the effective date of the Cicerone Agreement.

As its consulting fee under the Cicerone Agreement, Cicerone is entitled to receive, on a monthly basis, 20,000 shares of the Company’s common stock (“Common Stock”) and a warrant to purchase 20,000 shares of the Company’s Common Stock, which warrant will have an exercise price equal to the closing sale price of the Common Stock on the date of issue and be for a term of two years from the date of issuance. In addition, Cicerone will be entitled to receive a fee equal to 5% of the purchase price paid by the Company in connection with any oil and/or gas projects and acquisitions, acreage sales or leases introduced to the Company by Cicerone. Such fee shall be payable 50% in cash and 50% in shares of the Company’s Common Stock based on the then-current bid price. Under the Agreement, the Company has also agreed to reimburse Cicerone’s pre-approved reasonable and necessary expenses incurred in connection with providing its consulting services.  The Company recognized an expense of $27,800 and $123,720, respectively, based on an issuance range of $1.45 to $4.25 per share for the three months and nine months ended January 31, 2011, respectively.

The foregoing summary of the Cicerone Agreement is not complete and is qualified in its entirety by reference to the copy of the Cicerone Agreement filed as Exhibit 10.1 and incorporated herein by reference.

During the nine months ended January 31, 2011, the Company issued 490,000 shares of its restricted common stock to certain individuals and service providers in return for their services. The Company recognized an expense of $977,859 based on an average issuance price of $2.00 per share.

During the nine months ended January 31, 2011, the Company issued 110,000 shares of its restricted common stock to Mr. Jim Sullivan, a consultant, Mr. Joe Kelloff, the former COO, and Mr. Jay Leaver, the former President, for their services as officers of the Company (50,000, 30,000 and 30,000 shares, respectively). The Company recognized an expense of $193,000 based on an issuance range of $1.65 to $2.05 per share.

During the nine months ended January 31, 2011, the Company issued 1,354,457 shares of its restricted common stock to related party holders of promissory notes as payment of principal and related accrued interest totaling $1,249,707 based on an issuance range of $0.25 to $1.50 per share.

During the nine months ended January 31, 2011, the Company issued 825,275 shares of its restricted common stock to holders of promissory notes as payment of principal and related accrued interest totaling $381,423 based on an issuance range of $0.25 to $1.55 per share.

Stock-Based Compensation

The following assumptions were used to value stock options calculated using the Black-Scholes options pricing model:

	Nine months ended January31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	139%	138%
Risk-free interest rate	1.60%	1.54%
Expected life	3.5 years	3.5 years

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Fair Value
Outstanding at April 30, 2010	0	$0
Granted	371,389	1.23
Exercised	0	0
Forfeited or expired	0	0
Outstanding at January 31, 2011	371,389	$1.23	2.5	$450,000

Exercisable at January 31, 2011	0	$0	0	$0

There were no options exercised during the nine months ended January 31, 2011 and 2010.

Warrants

The warrants issued to Cicerone have a term of two years from the date of issuance, and exercises prices are based on the closing market price on the last day of the month of issuance and provide for a cashless exercise.  During the three and nine months ended January 31, 2011, the warrants exercisable for 60,000 and 180,000 shares had exercise prices ranging from $1.62 to $4.25 per share. The total fair value of the warrants at the date of grant for the three and nine months ended January 31, 2011 were $1.45 and $4.25 and were recorded as consulting expense of $45,520 and $179,160, respectively. The Company used the following assumptions to determine the fair value of warrant grants during the three and nine months ended January 31, 2011:

January 31, 2011
Expected life	1 year
Volatility	44% - 151%
Risk-free interest rate	4.5% - 4.75%
Dividend yield	0%

The expected term of the warrants represents the period of time that the warrants granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related warrants.

Warrants to purchase Series A Preferred Stock will be issued to two registered  broker-dealers in connection with their assistance in selling shares of the Series A Preferred Stock, which sales occurred during the period.  Such warrants represent the right to acquire, in the aggregate, 67,900 shares of Series A Preferred Stock at  an exercise price of $20 per share  and subject to similar rights of conversion, exchangeability and exercise as the warrants described in Note 6 of Item 1 of Part I of this Report on Form 10-Q.  As of the date of this Report, such warrants have not been issued.

The dividend yield represents our anticipated cash dividend over the expected life of the warrants.

A summary of warrant activity for the nine months ended January 31, 2011 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual Life	Value
Outstanding at May 1, 2010	1,660,000	$2.00	1.54 years	$—

Granted, less exercised and expired	100,000	2.01	3.00 years	—

Outstanding at January 31, 2011	1,760,000	$1.94	1.73 years	$—

Note 7 – Employment Agreements

Effective December 22, 2010, the Company entered into an employment agreement with Mr. Leaver, which agreement will remain in place following his appointment as an executive officer of the Company. The employment agreement provides for an initial term of three years and will automatically renew for additional one-year terms unless either party gives notice 30 days prior to the end of the then-current term of its intent to terminate the agreement. Pursuant to the terms of the employment agreement, Mr. Leaver receives a base salary, stock options  and restricted shares  during the term of his employment.  All such shares issued to Mr. Leaver will be subject to the Company’s first right to purchase the shares upon receipt of a third party offer.  This should only be considered a summary and is not complete.

Note 8 – Litigation

We are not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.

Note 9 – Subsequent Events

On February 7, 2011, the Company completed the purchase of certain oil and gas leases and leasehold interests (the “Katy Acquisition”) with Katy Resources ETX, LLC, (“Katy”) a Delaware limited liability company.  The assets acquired  are (a) certain of Katy’s oil and gas leases and leasehold interests in Angelina, Cherokee, Houston and Panola Counties in East Texas; (b) four wellbores consisting of three producing wells each holding one of the three gas units being acquired and one shut-in well; (c) any contracts or agreements related to the foregoing lands, leases and wells; (d) any equipment located on the land or used in the operation of the foregoing land, leases or wells; and (e) any hydrocarbons produced from or attributable to the foregoing land, the leases and the wells and other related assets for an aggregate purchase price of $8.5 million, subject to purchase price adjustments. The Katy Acquisition includes total acreage held by production of 1,864 gross acres (1,150 net acres). In addition, there are 6,687 gross acres (6,284 net acres) under primary terms on numerous leases. The producing wells and surrounding acreage have been unitized under Texas Railroad Commission rules.  Under the terms of the agreement, the purchase price was be paid in the form of (i) $1 million in cash, (ii) $4 million in the form of a note payable, and secured by a deed of trust, and (iii) 1,583,710 shares of the Company’s restricted common stock, par value $0.0001 per share.  The Katy Acquisition is further described in the Current Report on Form 8-K filed on February 10, 2011 and incorporated herein by reference.

From third quarter through the date of this Quarterly Report on form 10-Q the Company has issued $9,000,000 of its $10,000,000 authorized shares of Series A Preferred Stock.  The net proceeds to the Company were approximately $8,488,500.  The Company intends to utilize the net proceeds from this offering to continue exploration on its properties, acquire additional mineral rights, and for working capital and general corporate purposes.  During the quarter ended January 31, 2011, there was approximately $65,500 in commissions due from sale of the Series A Preferred Stock.  There will be $511,500 in commissions due when all proceeds are settled.  The Company additionally issued warrants equal to 10% of the of the aggregate number of shares of Series A Preferred Stock sold by broker which warrants are five-year non-callable warrant for the Series A Preferred Stock, at the same strike price of the offering.

 There were two issuances of Series A Preferred Stock issued after January 31, 2011 with a subscription agreement executed each investor and the Company prior to January 31, 2011, but the Company did not have funds deposited as of January 31, 2011.  These two issuances collectively were 147,500 shares of the Company’s Series A Preferred Stock, with gross proceeds of $2,950,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. (“Sun River,” the “Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Sun River Energy, Inc. ("Sun River" or the "Company") is an oil and gas exploration and production company.  The Company’s primary focus is on development of unconventional natural gas reserves across a multi-state area.  The Company’s strategy is to acquire acreage that allows it to predictably, consistently and profitably prove and develop these reserves.  Senior management has demonstrated strength in indentifying, acquiring, drilling, developing, producing and ultimately divesting unconventional natural gas resources.

Sun River owns mineral interests in three major geological areas.

Sun River’s largest acreage is its undeveloped acreage in the Raton Basin of Colfax County, New Mexico.  The Company owns subsurface and timber rights in fee simple.  The total rights approximate 242,000 gross acres.  The overlapping gross acreage is broken out as follows:

172,000 acres of subsurface rights to hydrocarbons (i.e. oil and gas);
157,000 acres of subsurface rights to hard rock minerals, including gold, silver and copper;
160,000 acres of subsurface rights to coal; and
34,000 acres of surface rights to timber.

On February 7, 2011, Sun River purchased a leasehold interest in approximately 8,500 gross acres in the East Texas Basin from Katy Resources ETX, LLC.  This acquisition included three (3) producing wells and one (1) well awaiting completion.  1,864 acres are held by production.  The remaining acreage is in primary terms.

Additionally, the Company has the right to earn approximately 5,400 net acres in the East Texas Basin under a Farmout Agreement with Devon Energy Production Company LP.  Devon received no cash on the transaction but will earn a 25% carried working interest on the first well in each 640 acre gas units drilled.  All subsequent wells drilled within an “earned” gas unit will be on a “heads up” basis. This acreage is located in the prolific Carthage Field, Panola County, Texas.  The first well commenced drilling on November 30, 2010 and reached total depth on December 24, 2010. The well was subsequently logged and casing run.  The well is secured awaiting completion in the Haynesville Shale.

Sun River also owns 1,663 acres of leasehold mineral interest in Tom Green County, Texas and working interest in two (2) Permian Basin wells.  The first well has been completed and is currently producing natural gas and crude oil from the Harkey Sand geological formation.

Operationally, Sun River has conducted extensive geological and geophysical analysis of the Raton Basin in Colfax County, New Mexico and continues to analyze the area.  The Company has identified numerous prospect areas based on the analysis to date and by analyzing and comparing our acreage with Shell Oil's activity in the Tucumcari Basin to the South.  The Company intends to add to its asset base in this area and also intends to prepare the area for drilling a test well in the fall of 2011.

In East Texas, Sun River is continuing its leasing and acquisition activities.  The Company also plans to continue drilling under its Farmout with Devon Energy Production Company LP with two wells scheduled to be drilled in June 2011.  In addition to drilling under the Farmout, the Company has scheduled completion work on three of the four wells acquired from Katy Resources ETX, LLC.  The Company anticipates these additional completions will significantly increase current production revenue.

In the Permian Basin in Tom Green, County, the Company has scheduled additional geological testing on its leasehold acreage. Sun River expects to drill one or more wells on this acreage in the fall of 2011.

The Company has raised substantial resources through the issuance of securities to further develop its current asset base.  The Company anticipates the deployment of these resources through the drilling of new wells, recompletion of existing wells and pursuit of additional opportunities as mentioned above.   The Company expects this activity to increase its production revenue.

Finally, the Company is currently evaluating whether to apply for listing on the NASDAQ or American Stock Exchange after the completion of its audit following the Company’s fiscal year end.  In connection with such possibility, Sun River continues to evaluate its internal policies, controls and procedures and is considering additions to its Board of Directors.
Results of Operations

Three Months Ended January 31, 2011 compared to the Three Months Ended January 31, 2010.

Revenue. During the three months ended January 31, 2011 and 2010, the Company did not recognize any significant revenues from its operating activities.

Operational Expenses. During the three months ended January 31, 2011, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $1,736,431 compared to $410,542 during the three months ended January 31, 2010, which represents an increase of $1,325,889, or 323%. This increase is primarily due to increased labor costs provided in exchange for the Company’s restricted common stock and beginning limited operations. General and administrative expenses increased primarily as a result of increases in consulting fees, legal fees, employee costs, insurance, and investor relation expenses.

Interest Expense.  The Company recognized interest expense of $56,401 during the three months ended January 31, 2011 compared to $28,785 for the same period in 2010.  The increase of $27,616 in interest expense resulted primarily from the related party note payable executed as part of the FTP Oil and Gas LP transaction in August 2010.

Nine Months Ended January 31, 2011 compared to the Nine Months Ended January 31, 2010.

Revenue. During the nine months ended January 31, 2011 and 2010, the Company did not recognize any significant revenues from its operating activities.

Operational Expenses. During the nine months ended January 31, 2011, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $3,712,333 compared to $1,598,986 during the nine months ended January 31, 2010, which represents an increase of $2,113,347, or 133%. This increase is primarily due to increased labor costs provided in exchange for the Company’s restricted common stock and beginning limited operations. General and administrative expenses increased primarily as a result of increases in consulting fees, legal fees, employee costs, insurance, and investor relation expenses.

Gain on Settlement The Company recognized gain on settlement of $550,000 during the nine months ended January 31, 2011 compared to $0 for the same period in 2010. This gain resulted from the dismissal with prejudice on September 7, 2010 of the litigation titled LPC Investments, LLC v Sun River Energy, Inc., Case No. 2009CV4859, in the District Court of Jefferson County, Division 8, Colorado. This lawsuit was dismissed pursuant to the terms of the Confidential Settlement Agreement entered into on June 23, 2010 between the parties. The gain reflected the reversal of a previously recorded liability in the amount of $550,000 related to this litigation. The Confidential Settlement Agreement entered into on June 23, 2010, required the purchase of 1,900,139 shares of common stock held by LPC Investments and Mr. Paul over a specific period of time. The 1,900,139 shares of common stock were purchased by third party investors consistent with the terms of the settlement agreement prior to the dismissal with prejudice.

Liquidity and Capital Resources

As of January 31, 2011, the Company had cash and cash equivalents of $568,189 and a working capital deficit of $3,406,385, compared with $39,817 in cash and cash equivalents and a working capital deficit of $2,804,426 as of April 30, 2010.  As of January 31, 2011 current liabilities were $4,114,961, compared with $2,844,243 at April 30, 2010, primarily as a result of deferral of payments to vendors and additional borrowings in short term notes.

To date, the Company has not generated any significant revenues from operations. The Company has been dependent upon loans from third parties and the issuance of securities to finance the payment of operating expenses. The Company will continue to rely on loans and issuances of securities to generate cash until such time as its operations generate revenue.

Operating Activities. Net cash used in operating activities was $122,457 for the nine months ended January 31, 2011 as compared to net cash used in operating activities of $22,096 during the comparable period in 2010. This increase of $100,361 in cash used in operating activities for the nine months ended January 31, 2011 is primarily a result of the an increase of $1,658,853 in net loss and an increase in the rate of noncash compensation.

Investing Activities. The net cash used in investing activities was $1,723,172 for the nine months ended January 31, 2011 as compared to $0 for the nine months ended January 31, 2010, primarily due to increased exploration.

Financing Activities. Net cash provided by financing activities for the nine months ended January 31, 2011 was $2,374,001 as compared to net cash provided by financing activities of $23,062 in the comparable period in 2010. During the nine months ended January 31, 2011, the Company received $2,079,001 in cash from the issuance of Series A Preferred Stock and $396,218 in unsecured loans.

Conversion of Debt

On August 6, 2010, the Company converted an aggregate of $1,599,217 of outstanding promissory notes into 1,530,597 shares of the Company’s restricted common stock. The promissory notes were converted at rates of $0.25 per share to $1.50 per share depending upon the terms of the individual promissory notes. On September 3, 2010, the Company paid $5,000 in cash and converted the remaining balance of $63,230 of an outstanding promissory note into 40,908 shares of the Company’s restricted common stock. The promissory note was converted at a rate of $1.56 per share.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2010 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

Off Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2011, the off-balance sheet arrangements and transactions that we had entered into included undrawn letters of credit, operating lease agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4. Controls and Procedures.
The Company’s Chief Executive and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended January 31, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on his evaluation, the Chief Executive and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2011.

 The Company’s management team continues to evaluate the Company’s disclosure controls and procedures and will implement standard accounting procedures and controls necessary to ensure the effectiveness of its disclosure controls and procedures.   It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from November 1, 2010 through January 31, 2011.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
2/7/2011	Common Stock	20,000	Consulting Fee $32,400	Related Party
1/6/2011	Common Stock	37,000	3,700 units of Series A Preferred stock	Stockholder
1/6/2011	Common Stock	50,000	5,000 units of Series A Preferred stock	Stockholder
2/4/2011	Common Stock	5,000	Promissory Note Fee $12,000	Vendor
2/7/2011	Common Stock	1,333,710	Oil and gas leases $3,500,000	Vendor
1/7/2011	Common Stock	200,000	Legal settlement $590,000	Related Party
11/30/2010	Common Stock	20,000	Consulting Fee $32,400	Related Party
12/31/2010	Common Stock	20,000	Consulting Fee $32,400	Related Party
1/31/2011	Common Stock	20,000	Consulting Fee $32,400	Related Party
12/31/2010	Common Stock	23,350	Promissory Note $35,959	Related Party
12/31/2009	Common Stock	20,000	Consulting Fee $55,800	Related Party
1/31/2010	Common Stock	20,000	Consulting Fee $33,000	Related Party
1/31/2011	Common Stock	5,000	Promissory Note Fee $12,000	Vendor
12/31/2010	Common Stock	136,957	Purchase of Working Interest in well $382,110	Vendor
11/16/2010	Series A Preferred Stock	62,500	$1,250,000 cash	Stockholder
1/3/2011	Series A Preferred Stock	3,700	$74,000 cash	Stockholder
1/5/2011	Series A Preferred Stock	5,000	$100,000 cash	Stockholder
1/19/2011	Series A Preferred Stock	10,000	$180,000 cash	Stockholder
1/21/2011	Series A Preferred Stock	12,500	$225,000 cash	Stockholder
1/27/2011	Series A Preferred Stock	4,000	$80,000 cash	Stockholder
1/31/2011	Series A Preferred Stock	22,500	$405,000 cash	Stockholder
1/24/2011	Series A Preferred Stock	125,000	$2,375,000 cash	Stockholder
11/30/2010	Warrants	20,000	Consulting Fee $7,600	Related Party
12/31/2010	Warrants	20,000	Consulting Fee $7,600	Related Party
1/31/2011	Warrants	20,000	Consulting Fee $7,600	Related Party

A description of the terms for the conversion, exchange or exercise of warrants and Series A Preferred Stock referenced above is set forth in Note 6 to Item 1 of Part I of this Quarterly Report on Form 10-Q and in Item 5 of Part II of this Quarterly Report on Form 10-Q and is incorporated herein by reference.  The summary of terms for the conversion, exchange or exercise of such warrants and Series A Preferred Stock therein is not complete and is qualified in its entirety by reference to the copies of the warrants issued to each recipient referenced above, and to the Certificate of Designation for the Series A Preferred Stock, attached hereto as Exhibits 4, 10.1, 10.2, 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.  During the quarter ended January 31, 2011, there was approximately $65,500 in commissions due from the sale of Series A Preferred Stock.  There will be $511,500 in commissions due when all proceeds are settled.  During the quarter ended January 31, 2011, there was approximately $65,500 in commissions due from the sale of Series A Preferred Stock.  There will be $511,500 in commissions due when all proceeds are settled.  Warrants to purchase Series A Preferred Stock will be issued to two registered  broker-dealers in connection with their assistance in selling shares of the Series A Preferred Stock, which sales occurred during the period.  Such warrants represent the right to acquire, in the aggregate, 67,900 shares of Series A Preferred Stock at  an exercise price of $20 per share  and subject to similar rights of conversion, exchangeability and exercise as the warrants described in Note 6 of Item 1 of Part I of this Report on Form 10-Q.  As of the date of this Report, such warrants have not been issued.

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

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

 On December 23, 2010, Sun River Energy, Inc. (the “Company”) filed with the Colorado Secretary of State a Certificate of Designation (the “Certificate of Designation”) of 8% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), designating 1,250,000 shares of its preferred stock as Series A Preferred Stock and establishing the designation, preferences, limitations and relative rights relating to the Series A Preferred Stock.  The Certificate of Designation became effective upon filing with the Colorado Secretary of State.  The Series A Preferred Stock is discussed in other parts of this Quarterly Report on Form 10-Q, which parts are incorporated herein by reference.

The Series A Preferred Stock ranks senior to the Company’s common stock and any other class or series of stock issued hereafter that is junior to the Series A Preferred Stock, in each case as to distributions upon liquidation, dissolution or winding up or the Company and payment of dividends on shares of equity securities.  The Stated Value of the Series A Preferred Stock is $20.00 per share (the “Stated Value”).  The Series A Preferred Stock shall be entitled to receive dividends at an annual rate of 8% of the Stated Value, which shall be cumulative and accrue, whether or not declared, daily from the issuance date of Series A Preferred Stock, shall be due and payable on the last day of July, October, January and April of each year, and the accumulation of unpaid dividends shall bear interest at a rate of 8% per annum.  Upon liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to be paid, prior to any distribution to any holders of common stock and any other class or series of stock issued hereafter that is junior to the Series A Preferred Stock, an amount equal to the Stated Value plus the amount of unpaid dividends.  Each share of Series A Preferred Stock may be convertible, at the option of the holder, into 10 shares of common stock.  If after the issuance date of the Series A Preferred Stock the market price of the Company’s common stock for any 45 consecutive trading days exceeds $4.00 (subject to adjustment), the Company has the right to cause the holders of Series A Preferred Stock to convert all of the Stated Value of the shares of Series A Preferred Stock plus accumulated and unpaid dividends at the then-current conversion rate into shares of the Company’s common stock. Series A Preferred Stock has no voting rights whatsoever, except for any voting rights to which they may be entitled under the laws of the State of Colorado.

The foregoing summary of the Certificate of Designation is not complete and is qualified in its entirety by reference to the copy of the Certificate of Designation attached hereto as Exhibit 3.2 and incorporated herein by reference.

The Company sold equity securities in transactions that were not registered under the Securities Act of 1933, as amended, as described under Item 2 of Part II of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.
Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File	Exhibit	Filing Date	Filed Herewith
3.1(i)	Articles of Incorporation.	10-SB12G	000-27485	3.1(i)	9/29/1999
3.2	Certificate of Designation of 8% Series A Cumulative Convertible Preferred Stock					*
4.1	Warrants issued to J.H Brech					*
4.2	Warrant issued to Tom Anderson					*
4.3	Warrant issued to Redgie Green					*
4.4	Warrant issued to David Surginer					*
4.5	Warrant issued to Steven Weathers					*
4.6	Warrants issued to Cicerone Corporate Development					*
4.7	Warrant issued to Avalon					*
4.8	Warrant issued to Aspenwood Capital					*
10.1	Amended and Restated Consulting Agreement with Cicerone Corporate Development, LLC and incorporated herein by reference.	8-K	000-27485	$ 10	11/29/2010
10.2	Promissory Note dated June 10, 2010 between Sun River Energy, Inc. and J.H. Brech, LLC. and incorporated herein by reference.	10-Q	000-27485	$ 10	12/20/2010
10.3	Promissory Note dated November 1, 2010 between Sun River Energy, Inc. and Cicerone Corporate Development, LLC. and incorporated herein by reference.	10-Q	000-27485	$ 10	12/20/2010
10.4	Employment Agreement dated as of December 22, 2010 with Jay Leaver and incorporated herein by reference.	8-K	000-27485	$ 10	1/18/2011
10.5	Settlement Agreement and Release and Covenant Not to Sue, dated January 10, 2011 and incorporated herein by reference.	8-K	000-27485	$ 10	1/14/2011
10.6	Purchase and sale agreement with Peccary					*
21	List of subsidiaries					*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUN RIVER ENERGY, INC.
Date: March 11, 2011	By:	/s/ Donal R. Schmidt, Jr.
		Name:	Donal R. Schmidt, Jr.
		Title:	President and CEO