Form 10-Q
period 2011-07-31
SUN RIVER ENERGY, INC
filed 2011-09-19
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There were 31,415,880 shares issued and outstanding of the registrant’s Common Stock as of September 16, 2011.

PART I—FINANCIAL INFORMATION
Sun River Energy, Inc.
Consolidated Balance Sheets
(in thousands)

	July 31,	April 30,
	2011	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$583	$1,489
Accounts receivable, net	169	307
Total current assets	752	1,796

Oil and gas properties—net, based on full cost method of
accounting:
Property subject to amortization	8,412	7,492
Property not evaluated and not subject to amortization	12,274	11,895
Furniture, fixtures, and equipment, net	123	145
Goodwill	287	287
Deposits	14	15
Total assets	$21,862	$21,630

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$1,994	$1,050
Accrued expenses – related parties	2,131	2,131
Asset retirement obligations – current	19	19
Notes payable	86	88
Notes payable – related party	5,000	5,000
Total current liabilities	9,230	8,288

Asset retirement obligations, net of current portion	40	39
Total liabilities	9,270	8,327

Commitments and contingencies
Stockholders’ equity

Preferred Stock, 8,750,000 shares authorized, par value $.01 no shares issued and outstanding at July 31, 2011 and April 30, 2011, respectively	-	-

8% Series A cumulative convertible preferred stock, par value $.01; authorized 1,250,000 shares, 50,000 and 251,000 shares issued as of July 31 and April 30, 2011, respectively	1	3

Common stock — $.0001 par value; authorized, 100,000,000 shares; 30,630,880 shares and 27,946,898 at July 31 and April 30, 2011, respectively	3	3
Additional paid-in-capital	32,219	30,277
Accumulated deficit	(19,631)	(16,980)
Total stockholders’ equity	12,592	13,303
Total liabilities and stockholders' equity	$21,862	$21,630

The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY, INC.
Consolidated Statements of Operations
(Unaudited, in thousands, except for share data)

	For the three months ended July 31,
	2011	2010
Revenues	$111	$-

Operational expenses:
Lease operating expense	149	41
Production taxes	11	-
Depreciation, depletion and amortization	41	-
General and administrative	2,456	964

Total operational expenses	2,657	1,005

Net loss from operations	(2,546)	(1,005)

Other income (expense)
Interest expense	(105)	(27)

Net loss applicable to common stockholders	$(2,651)	$(1,032)

Per share information

Net loss per common share
Basic and diluted	$(0.09)	$(0.05)

Weighted average number
of common stock outstanding	29,327,891	19,713,946

The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)
	For the Three Months Ended
	July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,651)	$(1,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion of asset retirement obligation	41	-
Impairment of oil and gas properties		-
Equity issued for services	1,092	630
Changes in current assets and liabilities:
Decrease in accounts receivable	138	-
Increase in accounts payable and accrued liabilities	945	402
Increase in other assets and other liabilities	(5)	-
Net cash used in operating activities	(440)	0

Cash flows from investing activities:
Investment in oil and gas properties	(1,318)	-
Net cash used in investing activities	(1,318)	-

Cash flows from financing activities:
Preferred stock issued for cash	855	-
Payments on notes	(3)	-
Net cash provided by financing activities	852	-

Net decrease in cash	(906)	-

Cash and cash equivalents — beginning of period	1,489	40

Cash and cash equivalents — end of period	$583	$40

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$5	$-

Cash paid for income taxes	$-	$-

Issuance of common stock for payment of dividends on preferred stock conversion	$6	$-
Issuance of common stock for payment of promissory notes	$-	$152
Issuance of equity for services	$-	$630

The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY, INC.
Notes to the Consolidated Financial Statements
July 31, 2011
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
160,000 acres of subsurface rights to coal; and
34,000acres of surface rights to timber.

The Company has developed the right to 640 acres in East Texas Basin. This acreage is located in the Carthage Field, Panola County, Texas.

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

Basis of Presentation
The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s April 30, 2011 Annual Report on Form 10-K, and the current year's reports on form 8-K. In the opinion of management of the Company, when the interim financial statements and notes are so read, management believes the disclosures are adequate to make the information presented not misleading. For all periods reported, other comprehensive loss equals net loss. Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.

Going concern considerations

We have incurred losses of $2,651,000 in the quarter ended July 31, 2011, and have negative working capital of $8,478,000 at July 31, 2011. The majority of our negative working capital position at July 31, 2011 in the amount of $6,940,000 was comprised of amounts owed to significant stockholders, including Officers of the Company. Subsequent to July 31, 2011, $1,000,000 of a debt owed to two officers was converted to 720,000 shares.  Based on the stock price trend, we believe $1,940,000 of the debt, which is due to officers, will be converted to common stock. The remaining $4,000,000 is due a single significant stockholder (greater than 5%). The Company has multiple options available to meet this obligation when due, summarized as follows:

●	The Company will evaluate the possibility of settlement of this obligation with issuance of additional shares to the creditor; or
●
Sun River has raised over $9,300,000 in a Preferred Stock offering, and the Company presently plans on raising additional equity through the sale of additional preferred or common stock and will utilize any proceeds to pay this debt if not already settled; or

●	The Company will evaluate the availability of long term financing to refinance the debt, potentially secured with a portion of our $20,570,000 holdings in oil and gas properties; or
●	The Company may sell a portion of our oil and gas properties to pay this debt, in addition to other selected current liabilities of the Company which may be due.

Our financial statements were prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recent Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. The ASU amends previously issued authoritative guidance and requires new disclosures, clarifies existing disclosures and is effective for interim and annual periods beginning after December 15, 2011. The amendments change requirements for measuring fair value and disclosing information about those measurements. Additionally, the ASU clarifies the FASB's intent regarding the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or disclosing information about its measurements. For many of the requirements, the FASB does not intend the amendments to change the application of the existing Fair Value Measurements guidance. The Company anticipates the guidance will have no impact on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 Presentation of Comprehensive Income. The ASU amends previously issued authoritative guidance and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. These amendments remove the option under current U.S. GAAP to present the components of other comprehensive income as part of the statements of changes in stockholder's equity. Because the ASU requires only a change in disclosures, the guidance will have no impact on the Company's financial position or results of operations.

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

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was $1,082,000 and $630,000 for the three months ended July 31, 2011 and 2010, respectively. The stock options were valued using the Black-Scholes model and the restricted stock awards were valued based on the stock price at the date of grant.

Note 2 – Oil and Gas Properties, Leases and Mineral Rights

Mineral Rights — New Mexico
The Mineral rights in New Mexico are carried at $100,000 on the consolidated financial statements based on the predecessor’s cost basis.

All of the Company’s oil and gas properties are located in the United States. The Company’s oil and gas properties consist of the following at July 31, 2011 (in thousands):

Proved Properties	Acquisition Costs	Development Costs	Depletion	Asset Retirement Costs	Total
Balance at April 30, 2011	$4,551	$2,944	$(61)	$58	$7,492
Activity-May 1, 2011 to July 31, 2011	-	938	(19)	1	920
Total	$4,551	$3,882	$(80)	$59	$8,412

Unevaluated Properties	Acquisition Costs	Development Costs	Impairment of Properties	Asset Retirement Costs	Total
Balance at April 30, 2011	$12,794	$-	(899)	$-	$11,895
Activity-May 1, 2011 to July 31, 2011	379				379
Total at July 31, 2011	$13,173		$(899)		$12,274

Note 3 – Asset Retirement Obligations

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

A reconciliation of the Company’s asset retirement obligations for the three months ended July 31, 2011 is as follows:

Beginning of period	$58,000
Liabilities incurred	-
Liabilities settled	-
Accretion expense	1,000
Revisions to estimate	-
End of period	59,000
Less: current asset retirement obligations	19,000
Long-term asset retirement obligations	$40,000

Note 4 – Notes payable

The Company’s outstanding Notes Payable consisted of the following as of July 31, 2011:

Notes Payable
Balance as of April 30, 2011	$88,000
Payments	(2,000)
Balance as of July 31, 2011	$86,000

Notes payable - related parties
Balance as of April 30, 2011	$5,000,000
Payment	--
Balance as of July 31, 2011	$5,000,000

During the three months ended July 31, 2011, the Company has made scheduled payments on all debt obligations.

Note 5 – Stockholders’ Equity

Preferred Stock
During the three months ended  July 31, 2011 the Company issued 47,450 of 8% series A cumulative convertible preferred stock shares for cash proceeds of $855,000, net of commission.  248,450 shares of preferred stock were converted to 2,484,500 of restricted common stock. There were 58,745 shares of restricted common stock issued for dividends payable, in the approximate amount of $270,000,  on the preferred stock prior to conversion.  Dividends will not be due for any shares not converted after the conversion date.

Common Stock
Issuances of common stock were valued at the fair market value on the date of issuance.

Restricted Shares

During the three months ended July 31, 2011, the Company issued 99,093 shares of its restricted common stock to certain individuals and service providers in return for their services.  The shares were valued at $5.03 per share (the closing price on the date of issue) for $498,000.

During the three months ended July 31, 2011, the Company issued 41,644 shares of its restricted common stock valued at $135,000 to current directors for services rendered in prior periods.  These shares were valued at at the time awarded for an average of $3.25 a share.

Stock-Based Compensation

During the three months ended July 31, 2011, the Company recognized expenses of $449,000 associated with the vested options issued in connection with its Incentive Stock Option Plan.

The following assumptions were used to value stock options, issued under the Company’s Incentive Stock Plan, calculated using the Black-Scholes options pricing model:
July 31,
2011
Dividend yield	0%
Expected volatility	75-159%
Risk-free interest rate	.75% - 1.28%
Expected life	1-3 years

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Fair Value
Outstanding at April 30, 2011	3,335,000		$1.99	9.7	$5,355,000
Granted	-		-	-	-
Exercised	-		-
Forfeited or expired		-	-
Outstanding at July31, 2011	3,335,000		$1.99	9.2	$5,355,000

There were no options exercised during the quarter ended July 31, 2011.

Warrants

A summary of warrant activity for the three months ended July 31, 2011 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares Under	Exercise	Remaining	Fair
	Warrant	Price	Contractual Life	Value
Outstanding at July 31, 2011 (no activity during quarter)	1,400,000	$1.65	1.0 years	$1,960,000

As of July 31, 2011, warrants to exercise 96,420 shares of preferred stock are outstanding.  These warrants were issued during the quarter ended July 31, 2011 to the brokers who participated in the Company’s last preferred offering, and entitle the holder to purchase one share of preferred stock at $20.  If the brokers exercise their warrants the Company would receive approximately $1.9 million.  The value of the warrants with a volatility rate of 67% and a weighted average remaining life of 4.9 years have a fair value of approximately $1.9 million.  These warrants are accounted for as a cost of capital.

Note 6 – Litigation

We are not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.

Note 7 – Subsequent Events

On August 8, 2011 the Company issued 720,000 shares in compliance with the terms of the agreement for settlement of the note to FTP.  On August 4, 2011, the Company issued 65,000 shares to Katy Resources for a 90 day extension on their $4,000,000 note, now maturing November 15, 2011

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. (“Sun River,” the “Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Results of Operations

Three Months Ended July 31, 2011 compared to the Three Months Ended July 31, 2010.

Revenue.  During the three months ended July 31, 2011, the Company generated revenues due to production of $111,000.  The Company had no revenues during the three months ended July 31, 2010, during development.

Operational Expenses. During the three months ended July 31, 2011, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $2.7 million compared to $1 million during the three months ended July 31, 2010, which represents an increase of $1.7 million, or 170%. This increase is primarily due to increased personnel, legal, professional fees as we commenced operations of the Company, of which $1,092,000 were noncash.

Interest Expense. The Company recognized interest expense of $105,000 during the three months ended July 31, 2011 compared to $27,000 for the same period in 2010. The increase of $78,000 in interest expense resulted primarily from the related party notes.

Liquidity and Capital Resources

As of July 31, 2011, the Company had cash and cash equivalents of $583,000 and a working capital deficit of $8.4 million, compared with $1,489,000 in cash and cash equivalents and a working capital deficit of $6.5 million as of April 30, 2011.   The decrease in working capital is primarily due to continued development of oil and gas properties.

The Company is continuing to raise capital to expand our current operations, included but not limited to our properties in New Mexico.

Operating Activities.  Net cash used in operating activities was $440,000 for the three months ended July 31, 2011.  Net cash used was primarily for personnel, travel and legal costs as the Company continues to develop oil and gas assets and raise capital.

Investing Activities.  The net cash used in investing activities was $1,318,000 primarily as the Company continues to develop their oil and gas properties.

Financing Activities.  Net cash provided by financing activities of $852,000 for the three months ended July 31, 2011 was primarily generated by the Preferred Stock offering.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2011 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

Off Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2011, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, farmout agreements and gas transportation commitments. The required bond for Sun River Operating with the Texas Railroad Commission is secured with the personal guarantees of our CEO and COO. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company’s Chief Executive and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended July 31, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on his evaluation, the Chief Executive and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from January 31, 2011 through July 31, 2011.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
May 31, 2011 through July 31, 2011	Preferred Stock	47,450	Cash	Various Stockholders
May 31, 2011 through July 31, 2011	Common Stock	58,745	Dividends due under the Preferred Stock	Various Stockholders
June 6, 2011	Common Stock	99,093	Legal Services	Vendors
May 24, 2011	Common Stock	41,644	Directors Services	Directors
May 31, 2011 through July 31, 2011	Common Stock	2,484,500	248,450 units of Series A Preferred stock	Various Stockholders

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Item 5.07 Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Sun River Energy, Inc. (the “Company”) was held on Wednesday, September 14, 2011. There were present in person or by proxy, holders of 20,820,736 shares of common stock, or 66.9% of all shares eligible to vote.

Proposal 1: Each of Donal R. Schmidt, Jr., Stephen W. Weathers, Robert B. Fields, and Dr. Steven Henson were elected to the Board of Directors for a term of one year as follows:

Name	For	Abstain	Against	Broker Non-Votes
Donal R. Schmidt, Jr.	16,608,559	1,019,000	-	3,107,388
Stephen W. Weathers	17,614,059	3,500	10,000	3,107,388
Robert B. Fields	1,457,118	3,500	16,166,941	3,107,388
Dr Steven R Henson	17,624,059	3,500	-	3,107,388

Proposal 2: Amending the Company’s Articles of Incorporation was approved. The votes were 17,562,664For; 1,000 Against; and 33,500 Abstentions.
Proposal 3: Amending the Company’s bylaws was approved.  The votes were 20,734,947For; 62,289 Against; and 23,500 Abstentions.
Proposal 3: The Company’s 2011 Stock Incentive Compensation Plan was approved.  The votes were 17,088,775For; 405,189 Against; and 103,200 Abstentions.

Item 5.02   Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On September 14, 2011, Mr. Daniel M. Cofall was elected by the board to serve as a director of the Company and he was appointed to serve on the Audit Committee, Compensation and Management Development Committee and the Nomination and Governance Committee.  Mr. Cofall currently serves as Co-Chairman and Chief Financial Officer of NorAm Capital Holdings, Inc., one of only seven public companies in the debt-management business.  NorAm provided debt management services to financial institutions regarding charged-off debt disposition.  NorAm also includes NorAm Asset Management, Inc., a wealth management company for high net worth individuals and NorAm Media Group, a company that produces content for radio shows.  He founded and is Chief Executive Officer of NorAm Intelligence, Inc.; a private intelligence company serving the commercial, media and government markets.

Mr. Cofall earned a BBA in Accounting and Finance from the University of Notre Dame and an MBA in Finance and Real Estate from Southern Methodist University.   He began his career at Ernst & Young before joining the Coca Cola Bottling Group as Director of Finance.   He also served as Vice President of Finance for Affiliated Computer Systems.  Mr. Cofall later co-founded BrightStar Information Technology Group, Inc., successfully spearheading the company’s IPO in 1998.

Mr. Cofall served as an adjunct Professor of Finance at the University of Dallas Graduate School of Management for more than 13 years teaching Corporate Financial Management I and II.  He is a regular contributor to the national financial media, including the award winning financial web site Minyanville and is a contributor to the Huffington Post – Financial Section and local publications such as Grand Luxe Magazine and Scoreboard Magazine.

Dan also hosts the daily financial talk show, “The Wall Street Shuffle”, heard daily from 4-6pm on CNN1190am in the Dallas/Fort Worth area and around the world via iTunes and the Internet.  The show promoted two simple areas…Capitalism and Constitutionalism. With the right blend of knowledge, insight, humor, sarcasm and cynicism, the show deals with the financial and political events of the day.

He is a member of the Ludwig von Mises Institute, Business Executives for National Security (“BENS”) as well as the Dallas Council on Foreign Relations ("DCFR").  Dan currently serves as Co-Chairman of the Committee on Homeland Security for the Texas-Israeli Chamber of Commerce.  He is a member of the Dallas Gun Club and the National Rifle Association.

Item 6. Exhibits.
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File	Exhibit	Filing Date	Filed Herewith
3.1(i)	Articles of Incorporation.	10-SB12G	000-27485	3.1(i)	9/29/1999
3.2	Certificate of Designation of 8% Series A Cumulative Convertible Preferred Stock	10-Q	000-27485	3.2	3/11/2011
4.1	Warrants issued to J.H Brech	10-Q	000-27485	4.1	3/11/2011
4.2	Warrant issued to Tom Anderson	10-Q	000-27485	4.2	3/11/2011
4.3	Warrant issued to Redgie Green	10-Q	000-27485	4.3	3/11/2011
4.4	Warrant issued to David Surginer	10-Q	000-27485	4.4	3/11/2011
4.5	Warrant issued to Steven Weathers	10-Q	000-27485	4.5	3/11/2011
4.6	Warrants issued to Cicerone Corporate Development	10-Q	000-27485	4.6	3/11/2011
4.7	Warrant issued to Avalon	10-Q	000-27485	4.7	3/11/2011
4.8	Warrant issued to Aspenwood Capital	10-Q	000-27485	4.8	3/11/2011
10.1	Amended and Restated Consulting Agreement with Cicerone Corporate Development, LLC and incorporated herein by reference.	8-K	000-27485	10	11/29/2010
10.2	Promissory Note dated June 10, 2010 between Sun River Energy, Inc. and J.H. Brech, LLC. and incorporated herein by reference.	10-Q	000-27485	10	12/20/2010
10.3	Promissory Note dated November 1, 2010 between Sun River Energy, Inc. and Cicerone Corporate Development, LLC. and incorporated herein by reference.	10-Q	000-27485	10	12/20/2010
10.4	Employment Agreement dated as of December 22, 2010 with Jay Leaver and incorporated herein by reference.	8-K	000-27485	10	1/18/2011
10.5	Settlement Agreement and Release and Covenant Not to Sue, dated January 10, 2011 and incorporated herein by reference.	8-K	000-27485	10	1/14/2011
10.6	Purchase and sale agreement with Peccary	10-Q	000-27485	10	3/11/2011
21	List of subsidiaries	10-Q	000-27485	21	3/11/2011
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUN RIVER ENERGY, INC.
Date: September 19, 2011	By:	/s/ JF “Rick” Hoover
		Name:	JF “Rick” Hoover
		Title:	CFO (Principal Accounting Officer)