Form 10-Q/A
period 2011-07-31
SUN RIVER ENERGY, INC
filed 2011-10-07
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Sun River Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, filed with the Securities and Exchange Commission on September 19, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Item 6. Exhibits.
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File	Exhibit	Filing Date	Filed Herewith
3.1(i)	Articles of Incorporation.	10-SB12G	000-27485	3.1(i)	9/29/1999
3.2	Certificate of Designation of 8% Series A Cumulative Convertible Preferred Stock	10-Q	000-27485	3.2	3/11/2011
4.1	Warrants issued to J.H Brech	10-Q	000-27485	4.1	3/11/2011
4.2	Warrant issued to Tom Anderson	10-Q	000-27485	4.2	3/11/2011
4.3	Warrant issued to Redgie Green	10-Q	000-27485	4.3	3/11/2011
4.4	Warrant issued to David Surginer	10-Q	000-27485	4.4	3/11/2011
4.5	Warrant issued to Steven Weathers	10-Q	000-27485	4.5	3/11/2011
4.6	Warrants issued to Cicerone Corporate Development	10-Q	000-27485	4.6	3/11/2011
4.7	Warrant issued to Avalon	10-Q	000-27485	4.7	3/11/2011
4.8	Warrant issued to Aspenwood Capital	10-Q	000-27485	4.8	3/11/2011
10.1	Amended and Restated Consulting Agreement with Cicerone Corporate Development, LLC and incorporated herein by reference.	8-K	000-27485	10	11/29/2010
10.2	Promissory Note dated June 10, 2010 between Sun River Energy, Inc. and J.H. Brech, LLC. and incorporated herein by reference.	10-Q	000-27485	10	12/20/2010
10.3	Promissory Note dated November 1, 2010 between Sun River Energy, Inc. and Cicerone Corporate Development, LLC. and incorporated herein by reference.	10-Q	000-27485	10	12/20/2010
10.4	Employment Agreement dated as of December 22, 2010 with Jay Leaver and incorporated herein by reference.	8-K	000-27485	10	1/18/2011
10.5	Settlement Agreement and Release and Covenant Not to Sue, dated January 10, 2011 and incorporated herein by reference.	8-K	000-27485	10	1/14/2011
10.6	Purchase and sale agreement with Peccary	10-Q	000-27485	10	3/11/2011
21	List of subsidiaries	10-Q	000-27485	21	3/11/2011
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	000-27485	31	9/19/2011
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	000-27485	31	9/19/2011
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	000-27485	32	9/19/2011
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	000-27485	32	9/19/2011
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUN RIVER ENERGY, INC.
Date: October 3, 2011	By:	/s/ JF “Rick” Hoover
		Name:	JF “Rick” Hoover
		Title:	CFO (Principal Accounting Officer)