Form 10-Q
period 2011-10-31
SUN RIVER ENERGY, INC
filed 2011-12-20
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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

There were 31,765,880 shares issued and outstanding of the registrant’s Common Stock as of December 16, 2011.

PART I—FINANCIAL INFORMATION
Sun River Energy, Inc.
Consolidated Balance Sheets
(in thousands)

	October 31,	April 30,
	2011	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$238	$1,489
Accounts receivable, net	100	307
Total current assets	338	1,796
Oil and gas properties—net, based on full cost method of accounting:
Property subject to amortization	8,624	7,492
Property not evaluated and not subject to amortization	12,510	11,895
Furniture, fixtures, and equipment, net	100	145
Goodwill	287	287
Deposits	14	15
Total assets	$21,873	$21,630
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$2,952	$1,050
Accrued expenses – related parties	2,267	2,131
Asset retirement obligations – current	19	19
Notes payable	82	88
Notes payable – related party	4,225	5,000
Total current liabilities	9,545	8,288
Asset retirement obligations, net of current portion	40	39
Total liabilities	9,585	8,327
Commitments and contingencies
Stockholders’ equity
Preferred Stock, 8,750,000 shares authorized, par value $.01 no shares were issued and outstanding at October 31and April 30, 2011, respectively	-	-
8% Series A cumulative convertible preferred stock, par value $.01; authorized 1,250,000 shares, 50,000 and 251,000 shares issued and outstanding as of October 31 and April 30, 2011, respectively	1	3
Common stock — $.0001 par value; authorized 100,000,000
shares; 31,665,880 shares and 27,946,898 shares are issued and outstanding as of October 31and April 30, 2011, respectively	3	3
Additional paid-in-capital	34,783	30,277
Accumulated deficit	(22,499)	(16,980
Total stockholders’ equity	12,288	13,303
Total liabilities and stockholders' equity	$21,873	$21,630

The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY, INC.
Consolidated Statements of Operations
(Unaudited, in thousands, except for per share data)

	For the three months ended,		For the six months ended,
	October 31,		October 31,
	2011	2010	2011	2010

Revenues	$133	$-	$244	$-

Operational expenses:
Lease operating expense and taxes	90	10	250	10
Depreciation, depletion and amortization	91	28	132	28
General and administrative	2,478	932	4,934	1,938

Total operational expenses	2,659	970	5,316	1,976

Loss from operations	(2,526)	(970)	(5,072)	(1,976)

Other income (expense)
Interest expense	(342)	(26)	(447)	(52)
Gain on settlement of litigation	-	550	-	550
Total other income (expense)	(342)	524	(447)	498

Net loss applicable to common stockholders	$(2,868)	$(446)	$(5,519)	$(1,478)

Per share information
Net loss per common share
Basic and diluted	$(0.09)	$(0.02)	$(0.18)	$(0.07)

Weighted average number
of common stock outstanding	31,384,304	23,555,672	30,356,097	21,634,809

The accompanying notes are an integral part of these consolidated financial statements.

Sun River Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Six Months Ended
	October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,519)	$(1,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion of asset retirement obligation	132	28
Equity issued for services	2,462	1,155
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	207	(24)
Increase in accounts payable and accrued liabilities	2,126	275
Decrease in other assets and other liabilities	1	-
Net cash used in operating activities	(591)	(44)

Cash flows from investing activities:
Investment in oil and gas properties	(1,834)	-
Decrease in oil and gas properties	-	92
Net cash provided by (used in) investing activities	(1,834)	92

Cash flows from financing activities:
Preferred stock issued for cash	855	-
Proceeds from notes payable – related party	225	-
Procceds from sale of common stock	100	-
Payments on notes payable	(6)	(5)
Net cash provided by (used in) financing activities	1,174	(5)
Net decrease in cash	(1,251)	43
Cash and cash equivalents — beginning of period	1,489	40

Cash and cash equivalents — end of period	$238	$83

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$1	$-

Cash paid for income taxes	$-	$-

Issuance of common stock for payment of dividends on preferred stock conversion	$6	$-
Issuance of common stock for payment of notes payable	$1,087	$1,639
Issuance of a note for oil and gas properties	$-	$1,000
Issuance of common stock for oil and gas properties	$-	$2,114
Issuance of common stock for equipment	$-	$388
Issuance of common stock for deposits on oil and gas properties	$-	$450
Conversion of preferred stock to common stock	4,590	-

The accompanying notes are an integral part of these consolidated financial statements.

Sun River Energy, Inc.
Notes to the Consolidated Financial Statements
October 31, 2011
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

171,000 acres of subsurface rights to hydrocarbons (i.e. oil and gas);
178,000 acres of subsurface rights to hard rock minerals, including gold, silver and copper;
154,000 acres of subsurface rights to coal; and
40,400 acres of surface rights to timber.

Sun River also owns 1,663 acres of leasehold mineral interest in Tom Green County, Texas and working interest in two (2) Permian Basin wells. The first well has been completed and is currently producing natural gas and crude oil from the Harkey Sand geological formation.

The Company has developed the right to 690.20 acres in East Texas Basin. This acreage is located in the Carthage Field, Panola County, Texas.

Sun River also owns 663 gross acres, 623 net acres of leasehold mineral interest in Tom Green County, Texas and working interest in two (2) Permian Basin wells. The first well has been completed and is currently producing natural gas and crude oil from the Harkey Sand geological formation.

Operationally, Sun River has conducted extensive geological and geophysical analysis of the Raton Basin in Colfax County, New Mexico and continues to analyze the area. The Company has identified numerous prospect areas based on the analysis to date and by analyzing and comparing our acreage with Shell Oil's activity in the Tucumcari Basin to the South.

Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three and six months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s April 30, 2011 Annual Report on Form 10-K, and the current year's reports on Forms 10-Q and 8-K. In the opinion of management of the Company, when the interim financial statements and notes are so read, management believes the disclosures are adequate to make the information presented not misleading. For all periods reported, other comprehensive loss equals net loss. Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.

Going Concern
During the three and six months ended October 31, 2011, we have continued to incur losses of $2,868,000 and $5,519,000, respectively, and have negative working capital of $9,207,000 at October 31, 2011.Approximately $6,492,000 of our negative working capital position was comprised of amounts owed to significant stockholders, including Officers of the Company. Subsequent to October 31, 2011, we are attempting to raise capital to resolve our working capital requirements and develop our oil and gas assets. We are, to a limited degree, evaluating the sale of certain shallow mineral rights.  The Company has multiple options available to meet our current financial obligations when due, summarized as follows:

●	The Company will evaluate the possibility of settlement of its $4,000,000 note payable - related party obligation with issuance of additional shares to the creditor; or
●
Sun River has raised capital in a Preferred Stock offering, and the Company is currently raising additional equity through the sale of additional preferred or common stock and will utilize any proceeds to pay this debt if not already settled; or

●	The Company will evaluate the availability of long term financing to refinance the debt, potentially secured with a portion of our $21,134,000 holdings in oil and gas properties; or
●	The Company may sell a portion of our oil and gas properties to pay this debt, in addition to other selected current liabilities of the Company which may be due.

However, there can be no assurance that the Company will be able to execute any or all of the above contemplated transactions, which raises substantial doubt about the Company’s ability to continue as a going concern.  Our consolidated financial statements were prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The guidance changes the wording used to describe the requirements in GAAP for measuring fair value and disclosures about fair value. The guidance includes clarification of the application of existing fair value measurements and disclosure requirements related to a) the application of highest and best use and valuation premise concepts; b) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity; and c) disclosure of quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, the guidance changes particular principles or requirements for measuring fair value and disclosing information about fair value measurements related to a) measuring the fair value of financial instruments that are managed within a portfolio; b) application of premiums and discounts in a fair value measurement; and c) additional requirements to expand the disclosures about fair value measurements. The guidance is effective for each reporting entity for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have any impact on our results of operations, cash flows or financial position.

In September 2011, the FASB issued authoritative guidance intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification (“ASC”) Topic 350 “Intangibles-Goodwill and Other”. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. As this guidance only provides changes in the procedures for testing the impairment of goodwill, the adoption of this standard is not expected to have any impact on our results of operations, cash flows or financial position.

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

Note 2 – Oil and Gas Properties, Leases and Mineral Rights

All of the Company’s oil and gas properties are located in the United States. The Company’s oil and gas properties consist of the following at October 31, 2011 (in thousands):

Proved Properties	Acquisition Costs	Development Costs	Depletion	Asset Retirement Costs	Total
Balance at April 30, 2011	$4,551	$2,944	$(61)	$58	$7,492
Activity-May 1, 2011 to October 31, 2011	-	1,218	(87)	1	1,132
Total	$4,551	$4,162	$(148)	$59	$8,624

Unevaluated Properties	Acquisition Costs	Development Costs	Impairment of Properties	Asset Retirement Costs	Total
Balance at April 30, 2011	$12,794	$-	$(899)	$-	$11,895
Activity-May 1, 2011 to October 31, 2011	615	-		-	615
Total	$13,409	$-	$(899)	$-	$12,510

Note 3 – Notes payable

The Company’s outstanding Notes Payable consisted of the following as of October 31, 2011:

Notes payable

Balance as of April 30, 2011	$88,000

Payments	(6,000)

Balance as of October 31, 2011 2011	$82,000

Notes payable - related parties

Balance as of April 30, 2011	$5,000,000

Conversion of the FTP note	(1,000,000)

Proceeds during period	225,000

Balance as of October 31, 2011	$4,225,000

During the six months ended October 31, 2011, the Company converted the note to FTP for $1,000,000 in principal and $87,000 in accrued interest to 720,000 shares of restricted common stock, as provided for in the note.

The Company was advanced $225,000 by the CE McMillan Trust, a related party,  for an Unsecured Commercial Pormissory Note at 10% interest due December 13, 2011, and has been extended by verbal agreement to January 20, 2012.

The Company issued 125,000 shares to Katy for an extension to pay their note till January 20, 2011.  60,000 shares were issued subsequent to October 31, 2011.

During the six months ended October 31, 2011, the Company has made scheduled payments on all debt obligations.

Note 4 – Stockholders’ Equity

Preferred Stock
During the six months ended October 31, 2011, the Company issued 47,450 of 8% series A cumulative convertible preferred stock shares for cash proceeds of $855,000, net of commission. 675,500 shares of preferred stock were converted to 6,755,000 shares of restricted common stock. There were 58,745 shares of restricted common stock issued for dividends payable, in the approximate amount of $270,000, on the preferred stock prior to conversion. Dividends will not be due for any shares not converted after the conversion date.

Common Stock
Issuances of common stock were valued at the fair market value on the date of issuance; the FTP note was converted at a rate prescribed in the note.

Restricted Shares

During the three and six months ended October 31, 2011, the Company issued 315,000 and 414,093 shares, respectively, of its restricted common stock to certain individuals and service providers in return for their services. The fair value of the shares was based on the the closing price on the date of issue,  $822,000 and $1,320,000, respectively.

During the six months ended October 31, 2011, the Company issued 41,644 shares of its restricted common stock valued at $135,000 to Directors for services rendered in prior periods. These shares were valued on grant date for an average of $3.25 a share.

Stock-Based Compensation

During the three and six months ended October 31, 2011, the Company recognized expenses of $655,000 and $1,104,000, respectively,associated with the vested options issued in connection with its Incentive Stock Option Plan.  The Company issued options on 481,945 shares.

Compensation expense related to stock options and restricted stock awards recognized in operating results (general and administrative expenses) was $1,082,000 and $630,000 for the six months ended October 31, 2011 and 2010, respectively. The stock options were valued using the Black-Scholes model and the restricted stock awards were valued based on the stock price at the date of grant.

During the six months ended October 31, 2011, the Company modified options for 710,000 shares held by three Officers, changing the exercise price to$2.05, which is the closing market price on October 11, 2011.  In accordance with ASC 718, the Company is recording incremental fair value as compensation cost over the remaining service period.

The following assumptions were used to value stock options, issued under the Company’s Incentive Stock Plan, calculated using the Black-Scholes options pricing model:

October 31,
2011
Dividend yield	0%
Expected volatility	64-159%
Risk-free interest rate	.3% - 1.28%
Expected life	1-3 years

	Number of options	Weighted average exercise price	Weighted average remaining term (in years)	Aggregate fair Value

Outstanding at April 30, 2011	3,335,000	$1.99	9.7	$5,355,000

Granted	481,945	2.05	10.0	253,000

Exercised	-	-	-	-

Forfeited or expired	-	-	-	-

Outstanding at October 31, 2011	3,816,945	$1.98	9.0	$5,608,000

There were no options exercised during the quarter ended October 31, 2011.

Warrants

As of October 31, 2011, warrants to exercise 96,420 shares of preferred stock are outstanding. These warrants were issued during the quarter ended October 31, 2011 to the brokers who participated in the Company’s last preferred offering, and entitle the holder to purchase one share of preferred stock at $20. If the brokers exercise their warrants, the Company would receive approximately $1.9 million. The value of the warrants with a volatility rate of 67% and a weighted average remaining life of 4.5 years have a fair value of approximately $1.9 million. These warrants are accounted for as a cost of capital.

Note 5 – Litigation

We are not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.

Note 6 – Subsequent Events

On December 12, 2011, Sun River Energy, Inc. (the “Company”) terminated the consulting agreement between the Company and Cicerone Corporate Development, LLC, one of the Company’s principal shareholders (“Cicerone”).  Under the terms of the agreement, Cicerone was to provide consulting services to the Company related to the implementation of corporate strategies, achievement of market listing standards, debt and equity financings, and corporate governance and shareholder matters.  The Agreement was supposed to remain in effect until August 1, 2013, and automatically renew for subsequent one year terms, unless either party notifies the other in writing at least ninety (90) days prior to the end of the term.  As its consulting fee under the Agreement, Cicerone was entitled to receive, on a monthly basis, the sum of $8,333.  The Agreement also provides for confidentiality obligations of Cicerone and a covenant not to engage in shorting transactions in connection with the Company’s Common Stock.  The Company will not incur any material early termination penalties in connection with the termination of this agreement.

The Company issued a total of 60,000 shares of restricted common stock to extend the Katy note to January 20, 2012.

The Company issued 100,000 shares to four directors for their services in the current year.

The Company is in ongoing negotiations with CE McMillan Trust on the extension of their note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. (“Sun River,” the “Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Results of Operations

Three Months Ended October 31, 2011 compared to the Three Months Ended October 31, 2010.

Revenue. During the three months ended October 31, 2011, the Company generated revenues due to production of $133,000. The Company had no revenues during the three months ended October 31, 2010, during its development stage.

Operational Expenses. During the three months ended October 31, 2011, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $2.7 million compared to $1 million during the three months ended October 31, 2010, which represents an increase of $1.7 million, or 170%. This increase is primarily due to increased personnel costs of $578,000, legal fees $215,000, consulting costs of $200,000, advertising $200,000 and travel costs of $170,000.  General and administrative expenses include $1.4 million in noncash items.

Interest Expense. The Company recognized interest expense of $342,000 during the three months ended October 31, 2011 compared to $26,000 for the same period in 2010. The increase of $316,000 in interest expense resulted primarily from the average outstanding balance of related party notes payable.

Six Months Ended October 31, 2011 compared to the Six Months Ended October 31, 2010.

Revenue. During the six months ended October 31, 2011, the Company generated revenues due to production of $244,000. The Company had no revenues during the six months ended October 31, 2010, as it was still inits development stage.

Operational Expenses. During the six months ended October 31, 2011, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $5.3 million compared to $1.9 million during the six months ended October 31, 2010, which represents an increase of $3.4 million, or 180%. This increase is primarily due to increased personnel costs of $1.8 million, legal fees $780,000, advertising $200,000 and travel costs of $296,000, offset by reductions in consulting costs of $393,000.  General and administrative expenses include $2.5 million in noncash items, predominately equity issued for services.

Interest Expense. The Company recognized interest expense of $447,000 during the six months ended October 31, 2011 compared to $52,000 for the same period in 2010. The increase of $395,000 in interest expense resulted primarily from the average outstanding balance of related party notes payable.

Liquidity and Capital Resources

As of October 31, 2011, the Company had cash and cash equivalents of $238,000 and a working capital deficit of $9.2 million, compared with $1,489,000 in cash and cash equivalents and a working capital deficit of $6.5 million as of April 30, 2011. The decrease in working capital is primarily due to continued general operations of the Company as we continue to pursue additional capital to expand our current operations, included but not limited to our properties in New Mexico.

Operating Activities.Net cash used in operating activities was $592,000 for the six months ended October 31, 2011. Net cash used was primarily for personnel, travel andlegal costs to raise capital and develop oil and gas assets.

Investing Activities. The net cash used in investing activities was $1,834,000 primarily as the Company continues to develop their oil and gas properties.

Financing Activities. Net cash provided by financing activities of $1,174,000 for the six months ended October 31, 2011 was generated by the Preferred Stock offering $855,000, short term borrowings $225,000, and $100,000 received as the Company begins to raise capital on its current private placement.

Approximately $6,492,000 of our negative working capital position was comprised of amounts owed to significant stockholders, including Officers of the Company. Subsequent to October 31, 2011, we are attempting to raise capital to resolve our working capital requirements and develop our oil and gas assets. We are, to a limited degree, evaluating the sale of certain shallow mineral rights.  The Company has multiple options available to meet ourcurrent financial obligations when due, summarized as follows:

●	The Company will evaluate the possibility of settlement of this obligation with issuance of additional shares to the creditor; or
●
Sun River has raised capital in a Preferred Stock offering, and the Company is currently raising additional equity through the sale of additional preferred or common stock and will utilize any proceeds to pay this debt if not already settled; or

●	The Company will evaluate the availability of long term financing to refinance the debt, potentially secured with a portion of our $21,134,000 holdings in oil and gas properties; or
●	The Company may sell a portion of our oil and gas properties to pay this debt, in addition to other selected current liabilities of the Company which may be due.

However, there can be no assurance that the Company will be able to execute any or all of the above contemplated transactions, which raises substantial doubt about the Company’s ability to continue as a going concern.  Our consolidated financial statements were prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2011 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

Off Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2011, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, farmout agreements and gas transportation commitments. The required bond for Sun River Operating with the Texas Railroad Commission is secured with the personal guarantees of our CEO and COO. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company’s Chief Executive and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the Company’s fiscal quarter ended October 31, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on his evaluation, the Chief Executive and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from July 31, 2011 through October 31, 2011.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
September 2, 2011	Common Stock	720,000	Note conversion	Stockholder
November 8, 2011	Common Stock	100,000	Director's fees	Independent directors
December 2011	Common Stock	60,000	Extension fee on note	Stockholder

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

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

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

SUN RIVER ENERGY, INC.
Date: December 19, 2011	By:	/s/ JF “Rick” Hoover
		Name:	JF “Rick” Hoover
		Title:	CFO (Principal Accounting Officer)