Form 10-Q
period 2012-01-31
SUN RIVER ENERGY, INC
filed 2012-03-15
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012
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

There were 33,562,369 shares issued and outstanding of the registrant’s Common Stock as of March 14, 2012.

PART I—FINANCIAL INFORMATION
Sun River Energy, Inc.
Consolidated Balance Sheets
(in thousands)
	January 31,	April 30,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$431	$1,489
Accounts receivable, net	62	307
Total current assets	493	1,796
Oil and gas properties—net, based on full cost method of accounting:
Property subject to amortization	8,607	7,492
Property not evaluated and not subject to amortization	12,454	11,895
Furniture, fixtures, and equipment, net	86	145
Goodwill	287	287
Deposits	19	15
Total assets	$21,946	$21,630
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$2,849	$1,050
Accrued expenses – related parties	2,073	2,131
Asset retirement obligations – current	19	19
Notes payable	78	88
Notes payable – related party	4,225	5,000
Total current liabilities	9,244	8,288
Asset retirement obligations, net of current portion	41	39
Total liabilities	9,285	8,327
Commitments and contingencies
Stockholders’ equity
Preferred Stock, 8,750,000 shares authorized, par value $.01 no shares were issued and outstanding at January 31, 2012 and April 30, 2011, respectively	-	-
8% Series A cumulative convertible preferred stock, par value $.01; authorized 1,250,000 shares, 50,000 and 251,000 shares issued and outstanding as of January 31, 2012 and April 30, 2011, respectively	1	3
Common stock — $.0001 par value; authorized 100,000,000
shares; 32,165,880 shares and 27,946,898 shares are issued and outstanding as of January31, 2012and April 30, 2011, respectively	3	3
Additional paid-in-capital	37,383	30,277
Accumulated deficit	(24,726)	(16,980)
Total stockholders’ equity	12,661	13,303
Total liabilities and stockholders' equity	$21,946	$21,630

The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY, INC.
Consolidated Statements of Operations
(Unaudited, in thousands, except for per share data)

	For the three months ended,		For the nine months ended,
	January 31,		January 31,
	2012	2011	2012	2011

Revenues	$44	$-	$288	$-

Operational expenses:
Lease operating expense and taxes	83	11	333	21
Depreciation, depletion and amortization	45	20	177	48
General and administrative	2,029	1,705	6,963	3,643

Total operational expenses	2,157	1,736	7,473	3,712

Loss from operations	(2,113)	(1,736)	(7,185)	(3,712)

Other income (expense)
Interest expense	(114)	(56)	(561)	(108)
Gain on settlement of litigation	-	-	-	550
Total other (expense) income	(114)	(56)	(561)	442

Net loss	$(2,227)	$(1,792)	$(7,746)	$(3,270)

Less dividends on preferred shares	-	(26)	-	(26)

Net loss applicable to common stockholders	(2,227)	(1,818)	(7,746)	(3,296)

Per share information
Net loss per common share
Basic and diluted	$(0.07)	$(0.08)	$(0.25)	$(0.15)

Weighted average number
of common stock outstanding	32,157,184	24,138,397	30,956,460	22,120,108

The accompanying notes are an integral part of these consolidated financial statements.

Sun River Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Nine Months Ended
	January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,746)	$(3,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion of asset retirement obligation	177	48
Gain on settlement of litigation		(550)
Equity issued for services	4,062	1,865
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	245	(140)
Increase in accounts payable and accrued liabilities	1,928	1,939
Decrease in other assets and other liabilities	(2)	(15)
Net cash used in operating activities	(1,336)	(123)

Cash flows from investing activities:
Investment in oil and gas properties	(1,792)	(1,723)
Decrease in oil and gas properties	-	-
Net cash provided by (used in) investing activities	(1,792)	(1,723)

Cash flows from financing activities:
Preferred stock issued for cash	855	2,079
Proceeds from notes payable – related party	225	396
Proceeds from sale of common stock	1,000	-
Payments on notes payable	(10)	(101)
Net cash provided by (used in) financing activities	2,070	2,374
Net (decrease) increase in cash	(1,058)	528
Cash and cash equivalents — beginning of period	1,489	40

Cash and cash equivalents — end of period	$431	$568

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$3	$-

Cash paid for income taxes	$-	$-

Issuance of common stock for payment of notes payable and accrued interest	$1,087	$1,632
Issuance of common stock for payment of accounts payable	$100	$-
Issuance of common stock for oil and gas properties	$-	$3,046
Issuance of common stock for fixed assets and goodwill	$-	$395
Issuance of note payable – related party for oil and gas properties	$-	$1,000
Issuance of a note payable for settlement of accounts payable	$-	$629
Issuance of common stock for deposit on oil and gas properties	$-	$450
Reclassification of notes payable – related party to accounts payable and accrued expenses	$-	$51

The accompanying notes are an integral part of these consolidated financial statements.

Sun River Energy, Inc.
Notes to the Consolidated Financial Statements
January 31, 2012
(Unaudited)

Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies

Organization

Sun River Energy, Inc. ("Sun River" or the "Company") is an oil and gas exploration and production company. The Company has focused on the development of unconventional natural gas reserves across a multi-state area for the last year and one half.  On March 5, 2012, the Company announced a change in its strategy to primarily develop crude opportunities.  The continued fall of natural gas prices, to levels management deems uneconomical to support future drilling and production for the foreseeable future, has driven this change in strategy.  The management believes the Company’s natural gas assets are valuable; however current natural gas prices has made the ability to raise development capital essentially non-existent.  The Company will continue to produce natural gas in limited volumes to prevent drainage while holding acreage.  While this shift in focus will not impact the Company’s wholly-owned oil and gas assets in Colfax County, New Mexico, in all reasonable probability, the Company will lose its Texas leasehold which is prospective for natural gas only.  Assets which are primarily natural gas will not see any significant development until such times as long term natural gas prices are sufficient to make future development economical.

Management expects the Company will make a smooth transition to the development of properties which are prospective for crude.  It is estimated that 6,000 acres of our East Texas leasehold is prospective for crude in either the Woodbine and/or the Pettett geological formations.  At this time, the Company has reviewed an additional 20,000 acres of leasehold prospects in the Woodbine Horizontal development play in Madison and Houston Counties, in Southeast, Texas.   The Company’s senior management has significant horizontal drilling and hydraulic fracture experience, both of which are key factors in the booming oil development activity the United States is experiencing.  Management believes this experience along with the very high prices in the oil markets makes this the opportune time for the Company to make this shift to crude.  From a technical standpoint, management believes development of the crude prospects it is focusing on is relatively less complex than the deep unconventional natural gas wells which were the Company’s prior focus.  The current price of crude should make raising development capital for oil plays easier.  Management anticipates announcing a drilling schedule covering approximately 25,000 acres in the near future.  The Company is also seeking capital to develop these plans.

Sun River owns mineral interests in three major geological areas.

Sun River’s largest acreage is its undeveloped acreage in the Raton Basin of Colfax County, New Mexico. The Company owns subsurface and timber rights in fee simple. The total rights approximate 223,000 gross acres. The overlapping gross acreage is broken out as follows:

171,000 acres of subsurface rights to hydrocarbons (i.e. oil and gas);
178,000 acres of subsurface rights to hard rock minerals, including gold, silver and copper;
154,000 acres of subsurface rights to coal; and
40,400 acres of surface rights to timber.

Approximately 23,000 acres of the oil and gas rights are prospective for development of crude.

Operationally, Sun River has conducted extensive geological and geophysical analysis of the Raton Basin in Colfax County, New Mexico and continues to analyze the area. The Company has identified numerous prospect areas based on the analysis to date and by analyzing and comparing our acreage with Shell Oil's activity in the Tucumcari Basin to the South.

Basis of Presentation
The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three and nine months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s April 30, 2011 Annual Report on Form 10-K, and the current year's reports on Forms 10-Q and 8-K. In the opinion of management of the Company, when the interim financial statements and notes are so read, management believes the disclosures are adequate to make the information presented not misleading. For all periods reported, other comprehensive loss equals net loss. Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.

Going Concern
During the three and nine months ended January 31, 2012, the Company incurred losses of $2,227,000 and $7,746,000, respectively, and have negative working capital of $8,751,000 at January 31, 2012.Approximately $6,298,000 of the negative working capital position was comprised of amounts owed to significant stockholders, including Officers of the Company. Subsequent to January 31, 2012, the Company is attempting to raise capital to resolve the working capital requirements and develop the oil and gas assets. To a limited degree, the Company is evaluating the sale of certain shallow mineral rights. The Company has multiple options available to meet the current financial obligations when due, summarized as follows:

●	The Company will evaluate the possibility of settlement of its $4,000,000 note payable - related party obligation with issuance of additional shares to the creditor; or
●
Sun River has raised capital in a Preferred Stock offering, and the Company is currently attempting to raise additional equity through the sale of additional preferred or common stock and will utilize any proceeds to pay this debt if not already settled; or

●	The Company will evaluate the availability of long term financing to refinance the debt, potentially secured with a portion of our $21,061,000 holdings in oil and gas properties; or
●	The Company may sell a portion of our oil and gas properties to pay this debt, in addition to other selected current liabilities of the Company which may be due.

However, there can be no assurance that the Company will be able to execute any or all of the above contemplated transactions, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements were prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recent Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05 Presentation of Comprehensive Income. The ASU amends previously issued authoritative guidance and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. These amendments remove the option under current U.S. GAAP to present the components of other comprehensive income as part of the statements of changes in stockholder's equity. The adoption of this guidance will not have an impact on the Company's financial position or results of operations.

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

Stock-Based Compensation
The Company currently provides for stock-based compensation in three ways. (1) Stock options are granted to certain employees under the Company’s Incentive Plan. (2) The issuance of restricted stock vested over a period of time. (3) The issuance of warrants to purchase the Company’s common stock, which are primarily granted to certain service providers. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense on a straight line basis over the requisite service period (vesting period).

Note 2 – Oil and Gas Properties, Leases and Mineral Rights

All of the Company’s oil and gas properties are located in the United States. The Company’s oil and gas properties consist of the following at January 31, 2012 (in thousands):

Proved Properties	Acquisition Costs	Development Costs	Depletion	Asset Retirement Costs	Total
Balance at April 30, 2011	$4,551	$2,944	$(61)	$58	$7,492
Activity-May 1, 2011 to January 31, 2012	-	1,231	(118)	2	1,115
Total	$4,551	$4,175	$(179)	$60	$8,607

Unevaluated Properties	Acquisition Costs	Development Costs	Impairment of Properties	Asset Retirement Costs	Total
Balance at April 30, 2011	$12,794	$-	$(899)	$-	$11,895
Activity-May 1, 2011 to January 31, 2012	559	-		-	559
Total	$13,353	$-	$(899)	$-	$12,454

Note 3 – Notes payable

The Company’s outstanding Notes Payable consisted of the following as of January 31, 2012:

Notes payable
Balance as of April 30, 2011	$88,000
Payments	(10,000)
Balance as of January 31, 2012	$78,000

Notes payable - related parties
Balance as of April 30, 2011	$5,000,000
Conversion of the FTP note	(1,000,000)
Proceeds during period	225,000
Balance as of January 31, 2012	$4,225,000

During the nine months ended January 31, 2012, the Company converted the note to FTP for $1,000,000 in principal and $87,000 in accrued interest to 720,000 shares of restricted common stock, as provided for in the note.

The Company was advanced $225,000 by the CE McMillan Trust, for an Unsecured Commercial Promissory Note at 10% interest due December 13, 2011.  The Company has asserted a right of offset with respect to amounts owed under this Promissory Note and is currently in litigation with CE McMillan Trust, please see note 5, Litigation below.

The Company has extended the note payable to Katy through April 5, 2012.

Note 4 – Stockholders’ Equity

Preferred Stock

During the nine months ended January 31, 2012, the Company issued 47,450 of 8% series A cumulative convertible preferred stock shares for cash proceeds of $855,000, net of commission. 675,500 shares of preferred stock were converted to 6,755,000 shares of restricted common stock. There were 58,745 shares of restricted common stock issued for dividends payable, in the approximate amount of $270,000, on the preferred stock prior to conversion. Dividends will not be due for any shares not converted after the conversion date.

Common Stock

Issuances of common stock were valued at the fair market value on the date of issuance; the FTP note was converted at a rate prescribed in the note.

Restricted Shares

During the nine months ended January 31, 2012, the Company issued 414,093 shares, respectively, of its restricted common stock to certain individuals and service providers in return for their services. The fair value of the shares was based on the closing price on the date of issue, which aggregated $1,324,000 based on an average of $3.20 per share.

During the nine months ended January 31, 2012, the Company issued 141,644 shares of its restricted common stock valued at $358,000 to Directors for services rendered. These shares were valued on grant date for an average of $2.53 a share.

Stock-Based Compensation

During the three and nine months ended January 31, 2012, the Company recognized expenses of $1,276,000 and $2,380,000, respectively,associated with the vested options issued in connection with its Incentive Stock Option Plan. The Company issued options to purchase 481,945 shares.

	Number of options	Weighted average exercise price	Weighted average remaining term (in years)	Aggregate fair Value

Outstanding at April 30, 2011	3,335,000	$1.99	9.7	$5,355,000
Granted Granted	481,945	2.05	10.0	253,000
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at January 31, 2012	3,816,945	$1.98	9.0	$5,608,000

There were no options exercised during the quarter ended January 31, 2012.

Warrants

As of January 31, 2012, warrants to exercise 46,420 shares of preferred stock, and 50,000 shares of common stock are outstanding. These warrants were issued during the nine months ended January 31, 2012 to the brokers who participated in the Company’s last preferred offering, and entitle the holder to purchase one share of Series Apreferred stock at $20. If the brokers exercise their warrants, the Company would receive approximately $1.9 million. The value of the warrants with a volatility rate of 67% and a weighted average remaining life of 4.5 years, have a fair value of approximately $1.9 million. These warrants are accounted for as a cost of capital.

Note 5 – Litigation

The Company is not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the industry, with the exception referenced below. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the financial condition or results of operations.

On February 10, 2012, the Company filed a claim against Cicerone Corporate Development, LLC and J.H. Brech, LLC, former consultantsfor the Company, the C.E. McMillan Trust and Harry McMillan,(the “Defendants”) for violations of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Act”), for profits realized by the Defendants from transactions involving the Company’s stock.  The claim was filed as an adversary proceeding in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division.  The Company is seeking to recover short-swing profits estimated to be equal to at least $4 million from the Defendants in connection with a number of transactions involving the Company’s stock.  The Company is being represented in the litigation on a contingency basis to recover any short-swing profits from the Defendants. Under the contingent fee arrangement, the Company will not incur any out of pocket expenses or fees in connection with this matter.

Note 6 – Subsequent Events

The Company has extended the note payable to Katy through April 5, 2012.

On or about March 9, 2012, Mr. Schmidt and Mr. Wafford have agreed to convert the currently due bonus into a three year convertible note.

On March8, 2012the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $1,250,000 (the “Initial JMJ Note”). In consideration for issuing of the Initial Convertible Promissory Note to JMJ (“JMJ Notes”), JMJ provided the initial funding of $400,000.

The JMJ Notes bear interest at 5%, mature three years from the date of issuance, and were convertible into our common stock, at JMJ’s option, at a conversion price, equal to 80% of the lowest trade for our common stock during the 20 trading days prior to the conversion. The Note bears interest at the rate of 5% per annum, and is issued with a 5% original issue discount.  This note matures three years from the date of issuance.

JMJ has agreed to restrict their ability to convert the JMJ Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to Maturity Date.

The JMJ Notes was offered and sold to JMJ in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. JMJ is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached as an exhibit to this Quarterly Report on Form 10-Q. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

On or about February 3, 2012, Jim Pennington, General Counsel, J.F. “Rick” Hoover, CFO, and on or about February 16, 2012, Donal R. Schmidt, CEO, Thimothy S. Wafford, COO, Thomas Schaefer, VP – Engineering, and Jay Leaver, VP – Geology, provided notices of default under their respective employment agreements.  Currently, Mr. Pennington’s and Mr. Hoover’s agreements are in default under those terms.  Mr. Schmidt, Mr. Wafford, Mr. Schaefer, and Mr. Leaver’s agreements will be in default at the end of the 30 day period, unless the Company is able to resolve the issues of default.  The Company is currently seeking to resolve these issues as quickly as available and to continue to retain the services of all of these officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. (“Sun River,” the “Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Results of Operations

Three Months Ended January 31, 2012 compared to the Three Months Ended January 31, 2011.

Revenue. During the three months ended January 31, 2012, the Company generated revenues due to production of $44,000. The Company had no revenues during the three months ended January 31, 2011, during its development stage.  At this time, unless the Company infuses capital improvements in the wells, production will continue flat, or decline.

Operational Expenses. During the three months ended January 31, 2012, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $2.1 million compared to $1.7 million during the three months ended January 31, 2011.  This change represents an increase of $400,000, or 24%.   The increase is primarily due to increased non-cash equity compensation of $1,012,000.

During the three months ended January 31, general and administrative expenses exclusive of non-cash equity compensation were $417,000 and $995,000, for 2012 and 2011, respectively.  This reduction of $578,000 or 58% is primarily due to reduced legal fees, directors fees, and costs associated with the private placement offering of 8% Series A cumulative convertible preferred stock in 2011.

Interest Expense.The Company recognized interest expense of $114,000 during the three months ended January 31, 2012 compared to $56,000 for the same period in 2011. The increase of $58,000 in interest expense resulted primarily from the average outstanding balance of related party notes payable.

Nine Months Ended January 31, 2012 compared to the Nine Months Ended January 31, 2011.

Revenue. During the nine months ended January 31, 2012, the Company generated revenues due to production of $288,000. The Company had no revenues during the nine months ended January 31, 2011.  At this time, unless the Company infuses capital improvements in the wells, production will continue flat, or decline.

Operational Expenses.During the nine months ended January 31, 2012, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $7.5 million compared to $3.7 million during the nine months ended January 31, 2011.  This change represents an increase of $3.8 million or 100%.   The increase is primarily due to increased non-cash equity compensation of $2,318,000

During the nine months ended January 31, General and administrative expenses exclusive of non-cash equity compensation was $2,901,000 and $1,777,000, for 2012 and 2011, respectively.  This increase of $1,124,000 or 63% is primarily due to increased Personnel costs, legal fees, and travel costs.

Interest Expense.The Company recognized interest expense of $561,000 during the nine months ended January 31, 2012 compared to $108,000 for the same period in 2011. The increase of $453,000 in interest expense resulted primarily from the average outstanding balance of related party notes payable.

Liquidity and Capital Resources
As of January 31, 2012, the Company had cash and cash equivalents of $431,000 and a working capital deficit of $8.8 million, compared with $1,489,000 in cash and cash equivalents and a working capital deficit of $6.5 million as of April 30, 2011. The decrease in working capital is primarily due to continued general operations of the Company as we continue to pursue additional capital to expand our current operations, included but not limited to our properties in New Mexico.

Operating Activities.Net cash used in operating activities was $1,336,000 and $122,000 for the nine months ended January 31, 2012 and 2011 respectively, or a decrease of $1.2 million or approximately 1000%. Net cash used in operations increased primarily for personnel, travel andlegal costs to raise capital and develop oil and gas assets.

Investing Activities.The net cash used in investing activities was $1,792,000 and $1,723,000 for the nine months ended January 31, 2012 and 2011 respectively, or an increase of $69,000 or approximately 4%, primarily as the Company continues to develop their oil and gas properties.

Financing Activities.Net cash provided by financing activities of $2,070,000 for the nine months ended January 31, 2012 was generated by the Preferred Stock offering $855,000, short term borrowings $225,000, and $1,000,000 received as the Company begins to raise capital on its current private placement.

During the three and nine months ended January 31, 2012, we have continued to incur losses of $2,227,000 and $7,746,000, respectively, and have negative working capital of $8,751,000 at January 31, 2012.Approximately $6,298,000 of our negative working capital position was comprised of amounts owed to significant stockholders, including Officers of the Company. Subsequent to January 31, 2012, we are attempting to raise capital to resolve our working capital requirements and develop our oil and gas assets. We are, to a limited degree, evaluating the sale of certain shallow mineral rights. The Company has multiple options available to meet our current financial obligations when due, summarized as follows:

●	The Company will evaluate the possibility of settlement of this obligation with issuance of additional shares to the creditor; or
●
Sun River has raised capital in a Preferred Stock offering, and the Company is currently raising additional equity through the sale of additional common stock or preferred stock and will utilize any proceeds to pay this debt if not already settled; or

●	The Company will evaluate the availability of long term financing to refinance the debt, potentially secured with a portion of our $21,061,000 holdings in oil and gas properties; or
●	The Company may sell a portion of our oil and gas properties to pay this debt, in addition to other selected current liabilities of the Company which may be due.

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

Off Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of January 31, 2012, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, farmout agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which we refer to as disclosure controls, are controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of January 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the industry, with the exception referenced below. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the financial condition or results of operations.

On February 10, 2012, the Company has filed a claim against Cicerone Corporate Development, LLC and J.H. Brech, LLC, former consultants for the Company, the C.E. McMillan Trust and Harry McMillan,(the “Defendants”) for violations of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Act”), for profits realized by the Defendants from transactions involving the Company’s stock.  The claim was filed as an adversary proceeding in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division.  The Company is seeking to recover short-swing profits estimated to be equal to at least $4 million from the Defendants in connection with a number of transactions involving the Company’s stock.  The Company is being represented in the litigation on a contingency basis to recover any short-swing profits from the Defendants. Under the contingent fee arrangement, the Company will not incur any out of pocket expenses or fees in connection with this matter.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from November 1, 2011 through March 14, 2012.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
February 3, 2012	Common Stock	599,988	Cash and settlement of accounts payable	Stockholder
February 15, 2012	Common Stock	694,667	Cash	Stockholder
February 21, 2012	Common Stock	60,000	Extension fee on note	Stockholder
February 27, 2012	Common Stock	41,834	Settlement of accounts payable	Stockholder

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

The Company has extended the note payable to Katy through April 5, 2012.

On or about March 9, 2012, Mr. Schmidt and Mr. Wafford have agreed to convert the currently due bonus into a three year convertible note.

On March 8, 2012the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amount of $1,250,000 (the “Initial JMJ Note”). In consideration for issuing of the Initial Convertible Promissory Note to JMJ (“JMJ Notes”), JMJ provided the initial funding of $400,000.

The JMJ Notes bear interest at 5%, mature three years from the date of issuance, and were convertible into our common stock, at JMJ’s option, at a conversion price, equal to 80% of the lowest trade for our common stock during the 20 trading days prior to the conversion. The Note bears interest at the rate of 5% per annum, and is issued with a 5% original issue discount.  This note matures three years from the date of issuance.

JMJ has agreed to restrict their ability to convert the JMJ Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to Maturity Date.

The JMJ Notes was offered and sold to JMJ in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. JMJ is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached as an exhibit to this Quarterly Report on Form 10-Q. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

On or about February 3, 2012, Jim Pennington, General Counsel, J.F. “Rick” Hoover, CFO, and on or about February 16, 2012, Donal R. Schmidt, CEO, Thimothy S. Wafford, COO, Thomas Schaefer, VP – Engineering, and Jay Leaver, VP – Geology, provided notices of default under their respective employment agreements.  Currently, Mr. Pennington’s and Mr. Hoover’s agreements are in default under those terms.  Mr. Schmidt, Mr. Wafford, Mr. Schaefer, and Mr. Leaver’s agreements will be in default at the end of the 30 day period, unless the Company is able to resolve the issues of default.  The Company is currently seeking to resolve these issues as quickly as available and to continue to retain the services of all of these officers.

Item 6. Exhibits.
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File	Exhibit	Filing Date	Filed Herewith
3.1(i)	Articles of Incorporation.	10-SB12G	000-27485	3.1(i)	9/29/1999
3.2	Certificate of Designation of 8% Series A Cumulative Convertible Preferred Stock	10-Q	000-27485	3.2	3/11/2011
4.1	Warrants issued to J.H Brech	10-Q	000-27485	4.1	3/11/2011
4.2	Warrant issued to Tom Anderson	10-Q	000-27485	4.2	3/11/2011
4.3	Warrant issued to Redgie Green	10-Q	000-27485	4.3	3/11/2011
4.4	Warrant issued to David Surginer	10-Q	000-27485	4.4	3/11/2011
4.5	Warrant issued to Steven Weathers	10-Q	000-27485	4.5	3/11/2011
4.6	Warrants issued to Cicerone Corporate Development	10-Q	000-27485	4.6	3/11/2011
4.7	Warrant issued to Avalon	10-Q	000-27485	4.7	3/11/2011
4.8	Warrant issued to Aspenwood Capital	10-Q	000-27485	4.8	3/11/2011

10.1	Amended and Restated Consulting Agreement with Cicerone Corporate Development, LLC and incorporated herein by reference.	8-K	000-27485	10	11/29/2010
10.2	Promissory Note dated June 10, 2010 between Sun River Energy, Inc. and J.H. Brech, LLC. and incorporated herein by reference.	10-Q	000-27485	10	12/20/2010
10.3	Promissory Note dated November 1, 2010 between Sun River Energy, Inc. and Cicerone Corporate Development, LLC. and incorporated herein by reference.	10-Q	000-27485	10	12/20/2010
10.4	Employment Agreement dated as of December 22, 2010 with Jay Leaver and incorporated herein by reference.	8-K	000-27485	10	1/18/2011
10.5	Settlement Agreement and Release and Covenant Not to Sue, dated January 10, 2011 and incorporated herein by reference.	8-K	000-27485	10	1/14/2011
10.6	Purchase and sale agreement with Peccary	10-Q	000-27485	10	3/11/2011
10.7	Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amounts of $1,250,000 dated March 8, 2012					*
21	List of subsidiaries	10-K	000-27485	21	6/22/2011
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUN RIVER ENERGY, INC.
Date: March 15, 2012	By:	/s/ JF “Rick” Hoover
		Name:	JF “Rick” Hoover
		Title:	CFO (Principal Accounting Officer)