Form 10-K
period 2012-06-30
SUN RIVER ENERGY, INC
filed 2012-08-16
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-27485

SUN RIVER ENERGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1491159
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.
5646 Milton Street, Suite 130, Dallas, Texas 75206
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at October 31, 2011 was $29,456,192.

Number of shares of the registrant’s common stock outstanding at July27, 2012 was 41,193,670.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than August 28, 2012, in connection with the registrant's 2012 Annual Meeting of Stockholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

SUN RIVER ENERGY, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED APRIL 30, 2012

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
Injection well – A well to inject gas, water, or liquefied petroleum gas under high pressure into a producing formation to maintain sufficient pressure to produce the recoverable reserves.
Mineral Rights - Ownership of minerals under a defined surface along with the legal right of access so the minerals can be extracted. Mineral rights can be separated and transferred from land ownership. Also called subsurface rights.
MBbls – One thousand barrels of crude oil or other liquid hydrocarbons.
MBOE –One thousand barrels of oil equivalent, determined using a ratio of six Mcf of natural gas equal to one barrel of oil equivalent.
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
Re-engineering –A process involving a comprehensive review of the mechanical conditions associated with wells and equipment in producing fields. Our re-engineering practices typically result in a capital expenditure plan, which is implemented over time, to workover (see below) and re-complete wells and modify down-hole artificial lift equipment and surface equipment and facilities. The programs are designed specifically for individual fields to increase and maintain production, reduce down-time and mechanical failures, lower per-unit operating expenses, and therefore, improve field economics.
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
Timber Rights– Ownership of freestanding timber under a defined surface along with the legal right of access so the timber can be extracted.
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
Sun River Energy, Inc. (“Sun River” or the “Company”) is an exploration and production company focused on oil and natural gas. Sun River has mineral interests in two major geological areas. Each area has a distinct development plan, and each area brings a different value matrix to the Company. The Company has mineral interests in the Raton Basin located in Colfax County, New Mexico, and in several counties in the highly prolific East Texas Basin. The Company’s strategy is to predictably, consistently and profitably prove and develop these interests in order to maximize shareholder value.
Through our wholly-owned subsidiary, Sun River Operating, Inc., we manage all engineering and geologic research and evaluation, permitting, drilling, completion and production operations for our properties in Texas and New Mexico.
History and Acquisitions
Sun River was incorporated under the laws of the State of Colorado on April 30, 1998 as Dynadapt System, Inc. (“DSI”) to raise capital for an Internet website related project. On April 21, 2006, DSI acquired 100% of the issued and outstanding shares (8,633,333) of Sun River Energy, Inc. in exchange for 8,633,333 shares of the DSI’s common stock, as part of a Plan and Agreement of Reorganization, dated April 21, 2006. As part of the acquisition of Sun River, DSI acquired

222,855 acres of a mixture of fee oil and gas,timber, coal, mineral interest, a limited amount of coalbed methane fee interest, and approximately 34,000 acres oil and gas mineral leasehold. As a result of the Plan and Agreement of Reorganization, DSI changed its business operations to focus on the development of the Company as an independent energy company engaged in the exploration of North America, unconventional natural gas properties and conventional oil and gas exploration. On August 18, 2006, DSI changed its name to Sun River Energy, Inc.
Prior to the fall of 2009, the Company focused on the development of coalbed methane on property located in New Mexico. During the fall of 2009 and through the summer of 2010 we began shifting our focus from the development of coalbed methane to emphasize the identification of deep-basin-centered hydrocarbons on our New Mexico properties. In connection with this shift in focus, we substantially changed our management team. Our current management team has significant experience in the development of basin-centered gas plays, such as those believed to exist on our New Mexico properties, as well as the highly prolific areas of the East Texas Basin and West Texas.  Our current areas of interest include acreage positions in East Texas which provide the Company with both reserves and production in a known basin, along with the opportunity for low risk, infill development drilling in mature fields.
On February 7, 2011, the Company completed the purchase of certain oil and gas leases and leasehold interests (the “Katy Acquisition”) with Katy Resources ETX, LLC, (“Katy”) a Delaware limited liabilitycompany. The assets acquired are (a) certain of Katy’s oil and gas leases and leasehold interests in Angelina, Cherokee, Houston and Panola Counties in East Texas; (b) four wellbores consisting of three producing wells each holding one of the three gas units being acquired and one shut-in well; (c) all contracts or agreements related to the foregoing lands, leases and wells; (d) all equipment located on the land or used in the operation of the foregoing land, leases or wells; and (e) all hydrocarbons produced from or attributable to the foregoing land, the leases and the wells and other related assets. The aggregate purchase price was $11.7 million, subject to purchase price adjustments. The Katy Acquisition includes total acreage held by production of 1,864 gross acres (1,150 net acres). This purchase also included 6,687 gross acres (6,284 net acres) under primary terms on numerous leases. Three of the producing wells and surrounding acreage have been unitized under Texas Railroad Commission rules. Under the terms of the agreement, the purchase price was be paid in the form of (i) $1 million in cash, (ii) $4 million in the form of a note payable, and secured by a deed of trust, and (iii) 1,583,710 shares of the Company’s restricted Common Stock.
As of May 31, 2011, the Company issued 500,000 shares of its 8% Series A Cumulative Convertible Preferred Stock for $10,000,000 with net proceeds to the Company of $9,401,600. The Company has authorized payment of the dividend associated with the preferred stock in restricted common shares, as provided for in the Certificate of Designation.  The company has authorized the conversion of the preferred shares into common shares.
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
As of July 27, 2012, Sun River Energy, Inc. (the "Company") entered into a Contract for Sale (“Agreement”) with Mericol, Inc. (“Buyer”) to sell only its gold, silver, iron ore, copper and coal interests in Colfax County, New Mexico. The Company will retain all other mineral interests or mineral extracts and timber interests. The Company is also granting Buyer a three (3) year option to acquire a 5% working interest in any oil and/or gas (including coalbed methane) wells drilled on the Company’s lands. The Agreement has an effective date of July 27, 2012 (the “Effective Date”).
Under the terms of the Agreement, Buyer paid the Company the Purchase Price consisting of the following: (1) five hundred thousand dollars ($500,000) and (2) two million five hundred sixty four thousand one hundred and three (2,564,103) shares of Buyer’s common stock (the “Shares”), which shall be subject to a lock-up period of twelve (12) months.
For a period of three (3) years from the effective date, the Company has the right to nominate one (1) director to the board of directors of Buyer, and to the extent permitted by applicable law, the Buyer shall use its reasonable efforts to cause the election of the Company’s nominee to the Buyer’s board of directors. If the Company’s designee to Buyer’s board of directors is not elected to the board at any annual or special general meeting of the shareholders of Buyer at which the designee stood for election, then no later than three (3) days following such meeting of the shareholders, the Buyer shall appoint a replacement director designated in writing by the Company to the Buyer’s board either by expanding the size of the board or, to the extent permitted by applicable law, causing a board member not designated by the Company to resign.
For a period of three (3) years following the effective date, Buyer agrees to file with the SEC all periodic reports (including Forms 10-K and 10-Q) required by the Securities and Exchange Act of 1934.
Buyer agrees, on or before the expiration of three (3) years of the effective date to spend at least one million dollars ($1,000,000) towards obtaining a National Instrument 43-101 report, or other comparable report, regarding the interests being sold to Buyer. If Buyer does not timely spend at least one million dollars ($1,000,000) towards obtaining a National Instrument 43-101 report, then Buyer, upon written demand from Seller and to the extent permitted by applicable law, agrees to cause Buyer’s then existing directors (other than any director appointed by Seller) to immediately resign, and Seller will have the right to appoint an additional number of directors to Buyer’s board such that Seller will have a majority representation on Buyer’s board of directors. If any of Buyer’s board members refuses or otherwise fails to resign within ten (10) calendar days of the date giving rise to the resignation event, then the Company shall have the right to call and hold a special meeting of stockholders for the purpose of removing such director.

On March 5, 2012, the Company announced it is shifting its development focus from its natural gas assets to its oil assets.  As the price of natural gas declines the Company has determined a greater value in the development of our oil assets.
Management Employment Contracts
On June 4, 2012, Sun River Energy, Inc. (the “Company” or “Sun River”) entered into a Secured Convertible Promissory Note (the “Note”) with Sierra Foxtrot, LP (the “Payee”). Sierra Foxtrot, LP is the family partnership of the Company’s Chairman of the Board, President and Chief Executive Officer, Donal R. Schmidt, Jr. Mr. Schmidt Mr. Schmidt is a limited partner Sierra Foxtrot, LP and is the managing member of Sierra Foxtrot, LP’s general partner, Sierra Foxtrot GenPar, LLC.
Payee and Mr. Schmidt accepted the Note in settlement of the amounts owed to Mr. Schmidt by the Company for failure of the Company to perform under Mr. Schmidt’s Employment Agreement. The Note is for a six month term and is due December 4, 2012. The principal amount of the Note is for Two Million Five Hundred Forty Five Thousand Eight Hundred Ninety Six and 10/100 Dollars ($2,545,896.10) and it bears an interest rate of four percent (4%) per annum. The Company may prepay the Note at any time without penalty or premium, upon 10 days written notice Payee and subject to the Payee’s right to convert as provided for in the Note.
Prior to the Due Date, Payee shall have the option in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to $0.20 per share. After the Due date, Payee of the Note shall have the option, in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to 85% of the closing price per share on the date immediately preceding the date of the written notice.
A default exists under this note if (1) Maker fails to timely pay or perform any obligation or covenant in this Note or any written agreement between Payee and Maker or any Other Obligated Party; (2) any warranty, covenant, or representation in this note or in any other written agreement between Payee and Maker is materially false when made; (3) a receiver is appointed for Maker or any property on which a lien or security interest is created as security (the "Collateral Security") for any part of this note; (4) any Collateral Security is assigned for the benefit of creditors; (5) a bankruptcy or insolvency proceeding is commenced by Maker; (6) (a) a bankruptcy or insolvency proceeding is commenced against Maker and (b) the proceeding continues without dismissal for sixty days, the party against whom the proceeding is commenced admits the material allegations of the petition against it, or an order for relief is entered; (7) the Maker is dissolved, begins to wind up its affairs, is authorized to dissolve or wind up its affairs by its governing body or persons, or any event occurs or condition exists that permits the dissolution or winding up of the affairs of the Maker; (8) a Change in Control of Maker occurs as set forth in the definition below; or (8) any Collateral Security is impaired by loss, theft, damage, levy and execution, issuance of an official writ or order of seizure, or destruction, unless it is promptly replaced with collateral security of like kind and quality or restored immediately to its former condition.
Change in Control Defined. For purposes of this note, "Change in Control" shall mean the occurrence of any of the following:
(i) any person or "group" (within the meaning of Section 13(d)(3) of the 1934 Act), acquiring "beneficial ownership" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of fifty percent (50%) or more of the aggregate voting power of the capital stock ordinarily entitled to elect directors of the Company;
(ii) the sale of all or substantially all of the Company's assets in one or more related transactions to a person other than such a sale to a subsidiary of the Company which does not involve a change in the equity holdings of the Company; or
(iii) any merger, consolidation, reorganization or similar event of the Company or any of its subsidiaries, as a result of which the holders of the voting stock of the Company immediately prior to such merger, consolidation, reorganization or similar event do not directly or indirectly hold at least fifty-one percent (51%) of the aggregate voting power of the capital stock of the surviving entity.
On June 4, 2012, Sun River Energy, Inc. (the “Company” or “Sun River”) entered into a Secured Convertible Promissory Note (the “Note”) with its Chief Operating Officer, Thimothy S. Wafford (the “Payee”).
Payee accepted the Note in settlement of the amounts owed to Payee by the Company for failure of the Company to perform under his Employment Agreement. The Note is for a six month term and is due December 4, 2012. The principal amount of the Note is for Two Million Five Hundred Forty Five Thousand Eight Hundred Ninety Six and 10/100 Dollars ($2,545,896.10) and it bears an interest rate of four percent (4%) per annum. The Company may prepay the Note at any time without penalty or premium, upon 10 days written notice Payee and subject to the Payee’s right to convert as provided for in the Note.
Prior to the Due Date, Payee shall have the option in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to $0.20 per share. After the Due date, Payee of the Note shall have the option, in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to 85% of the closing price per share on the date immediately preceding the date of the written notice.
A default exists under this note if (1) Maker fails to timely pay or perform any obligation or covenant in this Note or any written agreement between Payee and Maker or any Other Obligated Party; (2) any warranty, covenant, or representation in this note or in any other written agreement between Payee and Maker is materially false when made; (3) a receiver is appointed for Maker or any property on which a lien or security interest is created as security (the "Collateral Security") for any part of this note; (4) any Collateral Security is assigned for the benefit of creditors; (5) a bankruptcy or insolvency proceeding is commenced by Maker; (6) (a) a bankruptcy or insolvency proceeding is commenced against Maker and (b) the proceeding continues without dismissal for sixty days, the party against whom the proceeding is commenced admits the material allegations of the petition against it, or an order for relief is entered; (7) the Maker is dissolved, begins to wind up its affairs, is authorized to dissolve or wind up its affairs by its governing body or persons, or any event occurs or condition exists that permits the dissolution or winding up of the affairs of the Maker; (8) a Change in Control of Maker occurs as set forth in the definition below; or (8) any Collateral Security is impaired by loss, theft, damage, levy and execution, issuance of an official writ or order of seizure, or destruction, unless it is promptly replaced with collateral security of like kind and quality or restored immediately to its former condition.

Change in Control Defined. For purposes of this note, "Change in Control" shall mean the occurrence of any of the following:
(i) any person or "group" (within the meaning of Section 13(d)(3) of the 1934 Act), acquiring "beneficial ownership" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of fifty percent (50%) or more of the aggregate voting power of the capital stock ordinarily entitled to elect directors of the Company;
(ii) the sale of all or substantially all of the Company's assets in one or more related transactions to a person other than such a sale to a subsidiary of the Company which does not involve a change in the equity holdings of the Company; or
(iii) any merger, consolidation, reorganization or similar event of the Company or any of its subsidiaries, as a result of which the holders of the voting stock of the Company immediately prior to such merger, consolidation, reorganization or similar event do not directly or indirectly hold at least fifty-one percent (51%) of the aggregate voting power of the capital stock of the surviving entity.
On June 4, 2012, Sun River Energy, Inc. (the “Company” or “Sun River”) entered into a Secured Convertible Promissory Note (the “Note”) with its General Counsel and Secretary, James E. Pennington (the “Payee”).
Payee accepted the Note in settlement of the amounts owed to Payee by the Company for failure of the Company to perform under his Employment Agreement. The Note is for a six month term and is due December 4, 2012. The principal amount of the Note is for Two Hundred Ninety Eight Thousand Seven Hundred Ninety One and 57/100 Dollars ($298,791.57) and it bears an interest rate of four percent (4%) per annum. The Company may prepay the Note at any time without penalty or premium, upon 10 days written notice Payee and subject to the Payee’s right to convert as provided for in the Note.
Prior to the Due Date, Payee shall have the option in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to $0.20 per share. After the Due date, Payee of the Note shall have the option, in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to 85% of the closing price per share on the date immediately preceding the date of the written notice.
A default exists under this note if (1) Maker fails to timely pay or perform any obligation or covenant in this Note or any written agreement between Payee and Maker or any Other Obligated Party; (2) any warranty, covenant, or representation in this note or in any other written agreement between Payee and Maker is materially false when made; (3) a receiver is appointed for Maker or any property on which a lien or security interest is created as security (the "Collateral Security") for any part of this note; (4) any Collateral Security is assigned for the benefit of creditors; (5) a bankruptcy or insolvency proceeding is commenced by Maker; (6) (a) a bankruptcy or insolvency proceeding is commenced against Maker and (b) the proceeding continues without dismissal for sixty days, the party against whom the proceeding is commenced admits the material allegations of the petition against it, or an order for relief is entered; (7) the Maker is dissolved, begins to wind up its affairs, is authorized to dissolve or wind up its affairs by its governing body or persons, or any event occurs or condition exists that permits the dissolution or winding up of the affairs of the Maker; (8) a Change in Control of Maker occurs as set forth in the definition below; or (8) any Collateral Security is impaired by loss, theft, damage, levy and execution, issuance of an official writ or order of seizure, or destruction, unless it is promptly replaced with collateral security of like kind and quality or restored immediately to its former condition.
Change in Control Defined. For purposes of this note, "Change in Control" shall mean the occurrence of any of the following:
(i) any person or "group" (within the meaning of Section 13(d)(3) of the 1934 Act), acquiring "beneficial ownership" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of fifty percent (50%) or more of the aggregate voting power of the capital stock ordinarily entitled to elect directors of the Company;
(ii) the sale of all or substantially all of the Company's assets in one or more related transactions to a person other than such a sale to a subsidiary of the Company which does not involve a change in the equity holdings of the Company; or
(iii) any merger, consolidation, reorganization or similar event of the Company or any of its subsidiaries, as a result of which the holders of the voting stock of the Company immediately prior to such merger, consolidation, reorganization or similar event do not directly or indirectly hold at least fifty-one percent (51%) of the aggregate voting power of the capital stock of the surviving entity.
The Notes with Sierra Foxtrot, LP, Thimothy S. Wafford and James E. Pennington (collectively the “Mortgagees”) are secured by a Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenue signed by Sun River Energy, Inc. on June 4, 2012 (the “Mortgage”). The Mortgage covers the entire right, title and interest of the Company of whatsoever kind and nature, including but not limited to interest in coal, oil and gas, gold, silver, timber and any other mineral rights of any type and nature, or any real property rights, oil and gas leasehold interests, royalty interests, and overriding royalty interest owned by the Company in any and all land located in Colfax County, New Mexico.
Under the Mortgage, the Company mortgaged, granted, bargained, sold, assigned and conveyed unto Mortgagees, with mortgage covenants, the following: an undivided 47.5% unto Mortgagee Sierra Foxtrot, LP, an undivided 47.5% unto Mortgagee Thimothy S. Wafford and an undivided 5% unto Mortgagee James E. Pennington, in and to:
A. The entire right, title and interest of Mortgagor of whatsoever kind and nature, including but not limited to interests in coal, oil and gas, gold, silver, timber and any other base or precious metals, and any other mineral rights of any type and nature, or any real property rights, oil and gas leasehold interests, royalty interests, and overriding royalty interests owned by Company in any and all land located in Colfax County, New Mexico.
B. All of Company’s interests (whether now owned or hereafter acquired by operation of law or otherwise) in and to all presently existing and hereafter created oil, gas and/or mineral unitization, pooling and/or commoditization agreements, declarations and/or orders, and in and to the properties covered and the units created thereby (including, without limitation, units formed under orders, rules, regulations or other official acts of any federal, state or other authority having jurisdiction and the so called "working interest units" created under operating agreements or otherwise), which cover, affect or otherwise relate to the properties owned by Company in Colfax County, New Mexico;

C. All of Company’s interests in and rights under (whether now owned or hereafter acquired by operation of law or otherwise) all presently existing and hereafter created operating agreements, equipment leases, production sales, purchase, exchange and/or processing agreements, transportation agreements, farmout and/or farm-in agreements, salt water disposal agreements, area of mutual interest agreements, and other contracts and/or agreements which cover, affect, or otherwise relate to the properties described above or to the operation of such properties or to the treating, handling, storing, transporting or marketing of oil, gas or other minerals produced from (or allocated to) such property;
D. All of Company’s interest (whether now owned or hereafter acquired by operation of law or otherwise) in and to all equipment, improvements, materials, supplies, fixtures and other property (including, without limitations all wells, pumping units, wellhead equipment, tanks, pipelines, flowlines, gathering lines, compressors, dehydration units, separators, meters, buildings, and power, telephone and telegraph lines) and all easements, servitudes, rights-of-way, surface leases and other surface rights, which are now or hereafter used, or held for use, in connection with the properties described above, or in connection with the treating, handling, storing, transporting, or marketing of oil, gas or other minerals produced from (or allocated to) such property;
E. All oil, gas, other hydrocarbons, and other minerals produced from or allocated to the Mortgaged Property, and any products processed or obtained therefrom (herein collectively called the "Production");
F. All equipment, inventory, improvements, fixtures, accessions, goods and other personal property of whatever nature now or hereafter located on or used or held for use in connection with the Mortgaged Property (or in connection with the operation thereof or the treating, handling, storing, transporting, processing, or marketing of Production) and all renewals or replacements thereof or substitutions therefor;
G. All contract rights, contractual rights, and other general intangibles related to the Mortgaged Property, the operation thereof (whether Mortgagor is operator or non-operator), or the treating, handling, storing, transporting, processing, or marketing of Production, or under which the proceeds of Production arise or are evidenced or governed;
H. All proceeds of the Collateral or payments in lieu of Production from the Collateral (such as take-or-pay payments), whether such proceeds or payments are goods, money, documents, instruments, chattel paper, securities, accounts, general intangibles, fixtures, real property, or other assets.
Messrs. Schmidt, Wafford and Pennington have each agreed to continue to perform their respected duties as officers and/or directors for the next six (6) months on an at-will basis for the following salaries:
a) Donal R. Schmidt, Jr. – $25,000 per month and if the Company is not able to pay cash he agrees to accept 125,000 shares of common stock of the Company per month in lieu thereof;
b) Thimothy S. Wafford – $25,000 per month and if the Company is not able to pay cashhe agrees to accept 125,000 shares of common stock of the Company per month in lieu thereof; and
c) James E. Pennington – $18,750 per month and if the Company is not able to pay in cash, then Mr. Pennington, may at his option, accept shares of common stock of the Company based upon a per share price of $0.20 for any portion of his salary in lieu of cash.
Effective June 4, 2012, Donal R. Schmidt, Jr. terminated his Employment Contract with Sun River Energy, Inc. (the “Company”) for good reason for the Company’s failure to pay his compensation and bonus for the year ending April 30, 2011 under the Employment Contract. The definition of Good Reason in Section 4 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation or bonuses due to the Employee under the Employment Agreement. Mr. Schmidt provided the Company with notice of its failure to pay his Base Salary and bonus and waited past the 30 day cure period. Pursuant to Section 5(a) of the Employment Contract if the Employment Contract is terminated for Good Reason, the Company is liable for the following:
(i)	Any unpaid Base Compensation accrued through the date of termination;
(ii)	Any unreimbursed expenses properly incurred prior to the date of termination;
(iii)	Any awards previously granted pursuant to the Stock Plan that have fully vested and, if applicable, exercisable, on the date of such termination of employment;
(iv)
Any amounts or rights to which Mr. Schmidt is entitled under any other written agreements with the Company or written Company policy or pursuant to any Company benefit or welfare plans in effect on the date of termination;

(v)	In year two, one lump-sum payment of severance pay equal to two (2) times the Base Compensation.
(vi)
Beginning in year three and any subsequentyear in which this contract is in effect, one lump-sum payment of severance equal to two (2) times the annualized Base Compensation Rate (at the rate then in effect at the time of such termination) for the remainder of the Term.

Payments due under clauses (i) and (ii) above shall be paid by the Company within ten (10) days after the date of termination of Mr. Schmidt’s employment. Paymentsunder clauses (iii) and (iv) shall be paid pursuant to the terms of the applicable agreements or plans. Payments under clause (v) shall be paid within thirty (30) days after the date of termination.
The Company entered into the Secured Convertible Promissory Note with Sierra Foxtrot, LP, set forth above in Item 1.01, in full satisfaction of the termination of Mr. Schmidt’s Employment Agreement.
Effective June 4, 2012, Thimothy S. Wafford, Chief Operating Officer, terminated his Employment Contract with Sun River Energy, Inc. (the “Company”) for good reason for the Company’s failure to pay his compensation and bonus for the year ending April 30, 2011 under the Employment Contract. The definition of Good Reason in Section 4 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation or bonuses due to the Employee under the Employment Agreement. Mr. Wafford provided the Company with notice of its failure to pay his Base Salary and bonus and waited past the 30 day cure period. Pursuant to Section 5(a) of the Employment Contract if the Employment Contract is terminated for Good Reason, the Company is liable for the following:
(i)	Any unpaid Base Compensation accrued through the date of termination;
(ii)	Any unreimbursed expenses properly incurred prior to the date of termination;
(iii)	Any awards previously granted pursuant to the Stock Plan that have fully vested and, if applicable, exercisable, on the date of such termination of employment;

(iv)
Any amounts or rights to which Mr. Wafford is entitled under any other written agreements with the Company or written Company policy or pursuant to any Company benefit or welfare plans in effect on the date of termination;

(v)	In year two, one lump-sum payment of severance pay equal to two (2) times the Base Compensation.
(vi)
Beginning in year three and any subsequent year in which this contract is in effect, one lump-sum payment of severance equal to two (2) times the annualized Base Compensation Rate (at the rate then in effect at the time of such termination) for the remainder of the Term.

Payments due under clauses (i) and (ii) above shall be paid by the Company within ten (10) days after the date of termination of Mr.Wafford’s employment. Paymentsunder clauses (iii) and (iv) shall be paid pursuant to the terms of the applicable agreements or plans. Payments under clause (v) shall be paid within thirty (30) days after the date of termination.
The Company entered into the Secured Convertible Promissory Note, set forth above in Item 1.01, in full satisfaction of the termination of Mr. Wafford’s Employment Agreement.
On June 4, 2012, James E. Pennington terminated his Employment Contract with Sun River Energy, Inc. (the “Company”) for good cause for the Company’s failure to pay his compensation under the Employment Contract. The definition of Good Cause in Section 8 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation due to the Employee under the Employment Agreement and a reduction of the Employee’s compensation without Employee’s written consent. Mr. Pennington provided the Company with notice of its failure to pay his Base Salary and waited past the 30 day cure period. Pursuant to Section 9(b) of the Employment Contract if the Employment Contract is terminated for Good Cause the Company is liable for the following:
(vi)	on the sixth (6th) day following the Termination Date or the next regularly scheduled pay day of the Company following the Termination Date, respectively,
(A)	any accrued but unpaid Base Salary for services rendered through the Termination Date,

(B)	any accrued but unpaid expenses required to be reimbursed under Section 4 of the Employment Agreement, and
(C)	any vacation accrued to the Termination Date, and

(vii)
severance pay in an amount equal to Employee’s Base Salary for a period beginning on the Termination Date and ending one (1) year from the Termination Date or if the Termination Date occurs in the third (3rd) year of this Agreement then Employee shall receive his pro-rata Base Salary until the third (3rd) anniversary of the date of this Agreement. Payments shall be payable in equal monthly installments beginning on the last day of the first month following the Termination Date; provided, however, that none of the benefits payable under Section 9(b)(ii) will be payable unless, and the obligation to pay any severance pursuant to Section 9(b)(ii) shall not accrue until, the Employee has signed and delivered an executed general release, which has become irrevocable, satisfactory to the Company in its reasonable discretion, releasing the Company and its Affiliates and their respective officers, directors, managers, members, partners and employees from any and all claims or potential claims arising from or related to the Employee’s employment or termination of employment, and

(viii)	all 300,000 shares of common stock under the Stock Option.
The Company entered into the Secured Convertible Promissory Note set forth above in full satisfaction of the termination of Mr. Pennington’s Employment Agreement.
Effective July 1, 2012, Vice President of Engineering, Thomas Schaefer terminated his Employment Agreement with the Company for good cause for the Company’s failure to pay his compensation under the Employment Agreement. The definition of Good Cause in Section 8 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation due to the Employee under the Employment Agreement and a reduction of the Employee’s compensation without Employee’s written consent. Mr. Schaefer provided the Company with notice of its failure to pay his Base Salary and waited past the 30 day cure period. Pursuant to Section 9(b) of the Employment Contract if the Employment Contract is terminated for Good Cause the Company is liable for the following:
(i)	on the sixth (6th) day following the Termination Date or the next regularly scheduled pay day of the Company following the Termination Date, respectively,
(A)	any accrued but unpaid Base Salary for services rendered through the Termination Date,

(B)	any accrued but unpaid expenses required to be reimbursed under Section 4 of the Employment Agreement, and
(C)	any vacation accrued to the Termination Date, and
(ii)
severance pay in an amount equal to Employee’s Base Salary for a period beginning on the Termination Date and ending one (1) year from the Termination Date or if the Termination Date occurs in the third (3rd) year of this Agreement then Employee shall receive his pro-rata Base Salary until the third (3rd) anniversary of the date of this Agreement. Payments shall be payable in equal monthly installments beginning on the last day of the first month following the Termination Date; provided, however, that none of the benefits payable under Section 9(b)(ii) will be payable unless, and the obligation to pay any severance pursuant to Section 9(b)(ii) shall not accrue until, the Employee has signed and delivered an executed general release, which has become irrevocable, satisfactory to the Company in its reasonable discretion, releasing the Company and its Affiliates and their respective officers, directors, managers, members, partners and employees from any and all claims or potential claims arising from or related to the Employee’s employment or termination of employment, and

(iii)
if the Employee terminates his employment for Good Reason, and thereafter engages in activities that are within the scope of the restrictions described in Section 7 of the Employment Agreement, Employee shall not be entitled to the severance payment described in clause (ii) of Section 9(b

During the year ended April 30, 2012, the Company defaulted on Jay Leaver, VP of Geology’s contract.  Mr. Leaver continues to perform his duties, as the Company and Mr. Leaver work out a resolution to the Default.
During the year ended April 30, 2012, the Company defaulted on Judson F. Hoover, CFO’s contract.  Mr. Hoover continues to perform his duties, as the Company and Mr. Hoover work out a resolution to the Default.
In light of the adverse market conditions affecting our common stock price, we recorded an impairment charge for the entire amount previously recorded for goodwill associated with the 2010 purchase of FTP assets. We utilized multiple market approaches to estimate the fair value of goodwill. In developing these fair value estimates, there was considerable judgment involved, particularly in determining the valuation methodologies to utilize and the weighting of different valuation methodologies applied. Certain key assumptions included the trading day period over which to assess market capitalization, implied control premium, multiple of earnings before interest, income taxes, depreciation and amortization and forecasted operating results. Our first step of the impairment test, which required us to compare the estimated fair value of the reporting unit to the carrying value, indicated that our goodwill was impaired. We then measured the impairment by allocating the fair value to the identifiable assets and liabilities of the reporting unit based on respective fair values and there was no residual value for goodwill; accordingly, we wrote off the entire carrying amount of goodwill.
Operations
East Texas Basin, Development Plan
Business Model – East Texas Basin
Sun River has acreage in the East Texas Basin and intends to increase its position through acquisitions and drilling. Sun River seeks to grow its reserves and production through predictable repeatable drilling generally limited to developmental and in-fill activities. As such, we target areas we believe are statistically predictable with respect to reserve valuation and costs. This leads the Company to generally focus on unconventional oil formations such as the Woodbine, Buda and Austin Chalk along with tight-gas sand type formations, such as the upper and lower Cotton Valley, the Travis Peak and the upper Bossier/Haynesville. Consequently, we usually avoid other types of unconventional gas with the exception of certain shale plays which meet our internal rate of return goals on a risk adjusted basis. Specifically, the Company does not currently intend to target coalbed methane, geopressured zones, or methane hydrates. The Company may evaluate some deep natural gas below 15,000 feet as our acreage is productive in certain areas. Following in this vein, we also will avoid horizontal drilling in many instances unless we believe the Economic Ultimate Recovery (“EUR”) is higher when drilled horizontally than vertically (although there are clear exceptions to this rule in certain types of plays).
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
Sun River’s primary target in the Houston County area is the Travis Peak, with Cotton Valley, Rodessa, Glen Rose, Pettit, James Lime, Buda/Georgetown, and Woodbine containing additional pay zones. Sun River’s acreage was originally assembled as an extension of the SavellAmoruso Field where wells can produce as much as 50 BCF. Log analysis confirms the deep Bossier/Haynesville is present in Sun River acreage. The Raintree Field is the most analogous offset as it produces predominantly from the Travis Peak section. The Raintree Field, although discovered in the early 1980’s, did not begin development until 2005 and has already produced 35 BCFE from only 67 wells. With wells draining at most 40 acres, this area has significant upside potential. Typical development wells in the Raintree area are drilled vertically to between 12,000 feet and 14,400 feet. Using hydraulic fracturing, as much as 500 feet of net pay in the Travis Peak and Cotton Valley are stimulated and commingled with the Pettit and Glen Rose. James Lime, Buda/Georgetown, and Woodbine are typically produced with horizontal wells.
Current Holdings – East Texas Basin
The Company owns 4,925 gross acres (4,492 net acres) in the East Texas Basin. 2,554 gross acres (2,239 net acres) are held by production (“HBP”). As of May 1, 2012, McCartney Engineering, LLC Independent Petroleum Consulting Engineers estimates Total Proved Reserves in East Texas are 11 BBLs of Oil and 99,368 MCF of natural gas.

The Neal Heirs Gas Unit consists of one (1) producing well, the Neal Heirs # 1. The well is completed in the Carthage Field, Bossier/Haynesville formations. The Cotton Valley, Travis Peak and Pettit formations are behind pipe. Recently drilled vertical offsetting wells demonstrate EURs from 0.9 to 1.3 BCFE with some vertical wells in the area projected to recover as high as 2.1 BCFE. This gas unit is in the Lake Murvaul area which has been a core area for Devon and has allowed them to perfect horizontal Cotton Valley drilling techniques in over 92 wells. Within two miles of Sun River acreage, there are Horizontal Cotton Valley wells that can recover as much as 5 BCFE. There are currently 16 drill locations on 40 acre spacing.
The Southern portion of our East Texas acreage is in the Houston County area. It is comprised of several exploitation and exploration opportunities in and around existing gas units and various undrilled leasehold positions. The Temple Gas Unit, SGG Unit and TB Cutler Lease collectively have 38 more Travis Peak/Pettit/Glen Rose/James Lime locations. There are also approximately 55 deep drilling locations based upon 40 acre spacing.
All of the Houston County wells are all drilled in the Raintree Field. The Temple Gas Unit consists of one (1) shut in well, the Temple Gas Unit #1, completed in the Lower Travis Peak section and it demonstrates the Eastern extent of the known field. The SGG Unit consists of one (1) shut in well, the SGG Unit # 1, completed in the Travis Peak. The TB Cutler #1 well is completed in the Lower Travis Peak that has not yielded production in commercially viable quantities, and is awaiting recompletion in the Middle and Upper Travis Peak.  . The Upper Travis Peak section is behind pipe as demonstrated by mud logs and open-hole logs. This well demonstrates the Western extent of the known field. The TB Cutler and Temple wells lie over 20 miles apart and demonstrate similar sand packages in the Travis Peak with net pay in excess of 500 feet that would suggest a Basin Centered Gas play.
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
Colfax County Prospect, New Mexico Development Plan
Business Model – Colfax County Prospect
It is our express intent to develop the asset to its highest and best use. Since we own the property in New Mexico we have no specific timeline or constraints with how we manage and develop these assets. This is a unique and unquantifiable situation for which there is no readily available comparison. The nearly 275 square miles of various resources has a tremendous potential and must be carefully analyzed and managed. The Company’s stated purpose is to maximize these resources to increase shareholder value. We may do this through a number of mechanisms, limited only to the extent of our creative abilities. Subsequent to April 30, 2012, we entered into an agreement to sell our coal, gold, silver, copper and iron-ore interests (please see subsequent events, under Item I).Further, we may enter into one or more joint ventures or partnerships on all or part of the property. It is also conceivable we will sell all or part of the asset.
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
Additional potential is found in conventional reservoirs of Mesozoic (Dakota and Entrada) and Permian (Glorieta) age. There may be potential in fractured Precambrian on the leading edge of thrust faults, and in the late-Precambrian DeBaca Sequence, an oil-prone sedimentary sequence documented south of the area.
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
The prolific Granite Wash play in the Anadarko Basin is in many ways analogous to the elevator basin play. The Granite Wash formation is also of Pennsylvanian age, and filled the paleo Anadarko basin with coarse, immature sediments shed off the highlands along the southwest border of the basin. The main difference between this setting and an elevator basin is simply scale: the Anadarko Basin occupies several counties, whereas an elevator basin is at most twenty to thirty miles long and five to ten miles wide. An intriguing element to the Granite Wash story is the associated liquid production, which adds considerably to the revenue stream under current prices. Sun River’s elevator basin, the “Maxwell Sub-basin,” is on trend with the Anadarko Basin along the Amarillo-Wichita Lineament (Southern Oklahoma Aulacogen) and may also benefit from associated oil or condensate production.
Elevator basins have proven to be productive in the Broken Bone Graben on the Matador Arch in Texas, as well as in the Cuervo Sub-basin of the Tucumcari Basin of central eastern New Mexico which is directly south of the Raton Basin. Shell drilled four wells and completed five wells in 2009 and 2010 in the Cuervo Sub-basin. They brought a Liquefied Natural Gas plant on line in September 2010, and acquired approximately 30 square miles of 3D seismic. Shell was said to have leased deep rights to hundreds of thousands of acres in the Las Vegas and Raton Basins, presumably to further exploit this play concept, and staked a location for a 14,493 foot wildcat well in the northern portion of the Raton Basin just across the state line in Colorado.  However, continued low prices for natural gas appear to have slowed the pace of the deep elevator-basin gas play considerably in the last year.

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
The Maxwell Sub-basin complex lies in the southern margin of the Raton Basin proper and has been substantially under-explored to date. Historically, test wells in the area targeted positive structures, and while they often encountered strong shows of natural gas, this had relatively little economic value until recent decades. The buried elevator basins themselves have little to no surface expression: detecting and delineating them requires geophysical surveys. Only a small amount of seismic data has ever been acquired in the area, mostly by Shell in the late 1960s. Most of the deep penetrations in the area are situated along the uplifted flanks of the Maxwell Sub-basin, where the lower Pennsylvanian target section is missing due to non-deposition or erosion. Only two older wells in the area were drilled sufficiently off of structural highs to penetrate the lower Pennsylvanian section. The log character of these wells indicates the lower Pennsylvanian in the area contains abundant source rock, as indicated both by high gamma ray values and limited sampling reported by the New Mexico Bureau of Geology and Mineral Resources in 2012.  An intriguing aspect of this area is the presence of the thick sections of the target horizon exposed in outcrop in the Sangre de Cristo Mountains to the west, where it was uplifted and exhumed during the Laramide tectonic event. In some outcrop areas, total lower Pennsylvanian section exceeds 8,000 feet in thickness. The presence of these exposures both allows detailed study of the deposition into elevator sub-basins.
Shell’s logs in the Cuervo Sub-basin reveal many hundreds of feet of sandstone with indications of gas, both from the mud logs and from density-neutron cross-over. However, little total porosity is indicated, probably due to deep burial and the presence of abundant carbonate rock in the section. It is common for rock packages that contain mixtures of carbonate and immature sandstones to develop significant cementation during diagenesis. At least two of the wells show signs of probable over-pressuring in the lower Pennsylvanian, as evidenced by increased drilling mud weights and deviation in shale porosity from the normal compaction profile. It appears that one of the wells tested significant water from perforations in the upper Precambrian, but in the lower Pennsylvanian significant water production does not seem to be a problem. At this stage of analysis, it appears that almost all available pore space is filled with natural gas, apparently slightly over pressured, which is consistent with the basin-centered-gas model. Production is limited by the amount of reservoir-quality rock in a given well-bore.
Several factors suggest that Sun River’s Maxwell Sub-basin occupies a more favorable setting than the Cuervo Sub-basin Shell has been testing in the Tucumcari Basin. First and foremost is the presence of a pipeline up the Interstate 25 corridor, which should readily allow production testing the first several wells. The Cuervo Sub-basin in the Tucumcari, in contrast, is over one hundred miles from the nearest pipeline. This forced Shell to build an expensive cryogenic plant in order to perform significant production testing. Additionally, the paleo-geographic setting of the Maxwell Sub-basin suggests it may contain less overall carbonate than the Cuervo Sub-basin, and therefore reservoir quality may be less degraded by diagenetic carbonate cements. The nearby wells in the Las Vegas Basin support this idea, having two to three percent more porosity than the corresponding section in the Cuervo Sub-basin. More porosity allows for more overall gas storage and higher reserves, and also allows for significantly better transport to the wellbore. It may be that the Maxwell Sub-basin may produce gas at commercial rates with significantly less hydraulic fracture stimulation than Shell has been applying in the Cuervo Sub-basin, but there is no way to be sure until several wells have been drilled and completed.
In addition to the deeper gas play, a shallow oil play exists on the flanks of the Maxwell Sub-basin.  Sample cuttings of source rocks from wells in the nearby Las Vegas Basin indicate a portion of the Pennsylvanian-aged source material is likely to be oil-prone.  The presence of oil-prone source rocks in the Maxwell Sub-basin would explain the occurrence of condensate in a key well on the northwest flank of the Sub-basin.  Sun River is currently pursuing the possibility that some of the structures in the Sub-basin (those shallow enough to be above the dry gas window) may be charged with oil or condensate.  These structures are well-delineated by the detailed gravity and magnetic data acquired by Sun River, and supported by limited surface geochemical data.  Production may be from Granite Wash, as in the Palo Duro Basin / Whittenburg Trough area in Oldham County Texas, currently being explored by Apache.  Apache’s area is on the east flank of the Sierra Grande Uplift, with the Granite Wash being sourced from the Sierra Grande Uplift.  The Maxwell Sub-basin is on the west flank of the Sierra Grande uplift, and is likely to contain similar Granite Wash reservoirs.  Besides the Granite Wash, other sandstones and carbonates could be excellent reservoirs in the Pennsylvanian system.  The Campo Field, northeast of the Maxwell Sub-basin in Baca County, Colorado, has produced over five million barrels of oil from approximately 4,000 feet in depth from reservoirs in the Lansing-Kansas City (Pennsylvanian) interval.  The structures identified in the Maxwell Sub-basin are less than 5,500 feet in depth, and so will likely have production characteristics more similar to Campo than to the Oldham County Granite Wash fields.
Sun River has also generated oil prospects targeting a structural crest up dip of show wells in the Cretaceous-aged Dakota Sandstone.  This structural crest is known internally as the “Colfax Arch”, and separates the Maxwell Sub-basin from the main body of the Raton Basin.   Depth to the Dakota in the area is between 2,000 and 2,500 feet.
Current Holdings – Colfax County Prospect
Sun River holds various ownership rights in fee simple to approximately 201,844 gross acres (190,638 net acres) in Colfax County, New Mexico. These rights include approximately 171,000 acres of oil and gas mineral rights, 154,000 acres of subsurface rights to hard rock minerals, excluding gold, silver copper, and iron-ore, and 39,374 acres of timber rights.Subsequent to April 30, 2012, we entered into an agreement to sell our hard rock minerals for certain interest (please see subsequent events, under Item I).

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
Development Plans – Colfax County Prospect
The Company has substantially completed it geological interpretation phase relating to discovery wells.  We are currently evaluating potential joint ventures, and other methods to develop our hydrocarbon holdings.
Sun River intends to purchase additional existing seismic data to more thoroughly and accurately delineate the prospective basins prior to any drilling activities beyond the test well phase.
Production
Production began during the last 60 days of 2011 fiscal year. During the year ended April 30, 2012 we produced and sold 60,972MCF of gas generating $293,000in revenues, generated from our five producing wells. The average price per MCF was $4.71.  The Henry Hub natural gas cash ask priceon April 30, 2012 was $2.143.  Our cash flow limitations may cause us to have the inability to pay saltwater disposal which may cause the wells to be shut-in.
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
Controls Over Reserve Report Preparation
Estimates of proved reserves at May 1, 2012 were prepared by McCartney Engineering, LLC., independent petroleum consultants, a Colorado registered engineering firm. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. These reserves are then reviewed and approved by our in-house petroleum engineers and geoscientists.
Reserve reports were prepared as of April 30, 2012.

Years Ended April 30, 2012

Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (Mcf):
Proved developed	99,368
Net oil reserves (Bbls):
Proved developed	11
Estimated Present Value of Net Proved Reserves:
PV-10 value (in thousands)
Proved developed	$155
Less: future income taxes, discounted at 10%	—
Standardized measure of discounted future net cash flows (in thousands)	$155

Prices Used in Calculating Reserves:
Natural gas (per Mcf)	$4.96
Oil (per Bbl)	$95.48
As of April 30, 2012, the Company has seven gross, six net, wells. Six gross wells were purchased and one gross well was completed during the fourth quarter of 2011.
In light of the adverse market conditions affecting our ability to raise capital necessary to develop our reserves, we recorded an impairment charge for the entire amount previously recorded for property subject to amortization associated with the 2011 purchase of Katy assets. We utilized multiple market approaches to estimate the fair value of goodwill. In developing these fair value estimates, there was considerable judgment involved, particularly in determining the valuation methodologies to utilize and the weighting of different valuation methodologies applied. Certain key assumptions included the trading day period over which to assess market capitalization, implied control premium, multiple of earnings before interest, income taxes, depreciation and amortization and forecasted operating results. Our first step of the impairment test, which required us to compare the estimated fair value of the reporting unit to the carrying value, indicated that our goodwill was impaired. We then measured the impairment by allocating the fair value to the identifiable assets and liabilities of the reporting unit based on respective fair values and there was no residual value for goodwill; accordingly, we wrote off the entire carrying amount of goodwill.

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
Regulation
Exploration and Production.The exploration, production and sale of oil and natural gas are subject to various types of local, state and federal laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and requirements for the operation of wells. Our operations are also subject to various conservation requirements.
Environmental Matters.The discharge of oil, gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require us to incur costs to remedy discharges. Natural gas, oil or other pollutants, including salt water brine, may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks and sudden discharges from damage or explosion at natural gas facilities of oil and natural gas wells.
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
Marketing and Transportation.Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and the Federal Energy Regulatory Commission (“FERC”) that affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules affecting segments of the natural gas industry, most notably interstate natural gas transmission companies, which remain subject to FERC’s jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation.
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
Employees
At April 30, 2012, we had 8 full-time employees and one part-time employee. We believe that our relationships with our employees are good. None of our employees are covered by a collective bargaining agreement. From time to time, we use the services of independent consultants to perform various professional services, particularly in the areas of corporate compliance, legal, geological, permitting and environmental assessment activities. Independent contractors often perform well drilling and production operations, including pumping, maintenance, dispatching, inspection and testing.We are not current with our payroll obligations and are working to correct that position.
Offices
Our principal executive offices are located at 5646 Milton Street, Suite 130, Dallas, Texas 75206, and our telephone number is (214) 369-7300. We currently have a verbal agreement to lease space for our office in Dallas with our CEO and COO to reimburse them at cost.
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
At April 30, 2012 and 2011, we had an accumulated deficit of $41.0 million and $17.0 million and total stockholders' deficits of $1.1 million and $13.3 million, respectively. We have recognized a significant amount of annual net losses in the past. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit and acquire natural gas and oil reserves. We may not achieve or sustain profitability or positive cash flows from operating activities in the future.
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
We may be unable to execute our operating strategy if we cannot obtain adequate capital. If low oil and natural gas prices, lack of adequate gathering or transportation facilities, operating difficulties or other factors, many of which are beyond our control, cause our revenues and cash flows from operating activities to decrease, it may limit or reduce our ability to obtain the capital necessary to sustain our operations.
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
In accordance with United States Securities and Exchange Commission requirements, our estimates of proved reserves for the year ended 2012 are determined based on a historical 12-month average price as of the first day of each month during the fiscal year. Any significant variance from these prices and costs could greatly affect our estimates of reserves. In addition, proved undeveloped reserves locations to limited to those scheduled to be drilled within the next five years.
As of April 30, 2012, the majority of our holdings are undeveloped. Undeveloped, by their nature, are less certain. Recovery of undeveloped property requires significant capital expenditures and successful drilling operations. Additionally, as oil and gas commodity prices become lower, the quantity of economically recoverable proved reserves declines. The reserve data assumes that we will make significant capital expenditures to develop our reserves. We have prepared estimates of our natural gas and oil reserves and the costs associated with these reserves in accordance with industry standards. However, the estimated costs may not be accurate, development may not occur as scheduled, or the actual results may not be as estimated. We may not have, or be able to obtain, the capital we need to develop these proved reserves.
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
We impaired $8.3 million of our property subject to amortization due to this ceiling test.  The risk that we will be required to write down the carrying value of oil and natural gas properties increases when natural gas and crude oil prices are depressed or volatile. In addition, a write-down of proved oil and natural gas properties may occur if we experience substantial downward adjustments in our estimated proved reserves, or if purchasers cancel long-term contracts for our natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher natural gas and crude oil prices may have increased the applicable ceiling in the subsequent period. This and other factors could cause us to write down our natural gas and oil properties or other assets in the future and incur a non-cash charge against future earnings.
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
We depend to a large extent on the efforts and continued employment of our chief executive officer, chief financial officer, chief operating officer,  and our vice president of geology, and other key management and technical personnel.
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
As of July27, 2012, we had41,193,670 shares of common stock outstanding. Our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock have significant holdings.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS.
None
ITEM 3 - LEGAL PROCEEDINGS
Ballard Litigation
On June 7, 2012, James Ballard, Iva Ballard, John Dein, M.D., Ginger “Gigi” Toupal, William “Bruce” Pitts, Steven R. Henson, M.D., David K. Henson and Colin Richardson filed a lawsuit in the 134th district court in Dallas County, Texas.  The defendants in the lawsuit are Sun River Energy, Inc., Donal R. Schmidt, Jr., Robert B. Fields, Stephen W. Weathers, Thimothy S. Wafford, Daniel M. Cofall, Judson “Rick” Hoover, Mark Hall, Penny Schmidt, Sierra Foxtrot, LP, and Sierra Foxtrot GenPar, LLC.  The Plaintiffs allege breach of fiduciary duty, fraud, negligent misrepresentation, statutory fraud, violations of the Texas Securities Act, breach of contract, civil conspiracy, defamation, and fraudulent transfer.  The Plaintiffs purport to bring a shareholder derivative action on behalf of the Company seeking damages for the Company against each of the directors and several officers.  At the same time, the Plaintiffs seek to recover damages against the Company for the individual plaintiffs.  The Plaintiffs failed to make demand upon the Company’s board of directors prior to filing the derivative action, and failed to comply with other legal requirements (such as making demand upon the Company’s shareholders) prior to initiating such action.  The Company denies the allegations, does not believe the lawsuit is meritorious and has filed a motion to dismiss the lawsuit.  The Company is also seeking to recover its attorneys’ fees from the plaintiffs, as allowed by law.
BPC Litigation
On June 28, 2012, BPC Corp. (“BPC”) filed a lawsuit in the County Court at Law No. 3 in Dallas, Texas against the Company and Sun River Energy I, LLC and Donal R. Schmidt, Jr. alleging that the defendants breached the terms of a written lease agreement and seeking to recover damages against the Company and the other defendants in connection with the same.  BPC also alleges that the defendants committed various torts in connection with the alleged breach of the lease agreement.  The defendants have filed a general denial of the allegations.
Nova Leasing Litigation
On March 18, 2011, Nova Leasing, LLC (“Nova”) filed a lawsuit in the U.S. District Court for the District of Colorado against the Company and Securities Transfer Corporation (“STC”) in connection with a dispute involving a series of transactions between Nova and the Company, wherein Nova received 1,200,000 shares of the Company’s stock.  The stock was issued to Nova in connection with some oil and gas leases Nova assigned to the Company.  In 2006, the Company issued the stock and a promissory note for approximately $6,000,000 to Nova.  The Company paid approximately $1,000,000 to Nova, but couldn’t pay the remainder of the note, so the Company agreed to return all of the oil and gas leases to Nova.  The Company entered into a release with Nova pursuant to advice from the Company’s previous general counsel.  The Company believes that Nova agreed to return the stock to the Company, but it was never returned.  In 2011, the Company discovered that its previous general counsel (who advised the Company in connection with the Nova transaction) was also a member of Nova Leasing, but this was not disclosed to the Company at the time of the transactions.  The Company added the previous general counsel as a party to the lawsuit.  In the lawsuit, the Company seeks the return of the 1,200,000 shares of stock, damages and attorneys’ fees from Nova based upon claims of rescission, unjust enrichment, fraud and breach of fiduciary duty.  In the lawsuit, Nova seeks damages, and attorneys’ fees from the Company.
Coral Capital Partners, Erik Nelson, and Steve Stephens Litigation
On January 1, 2011, the Company filed a lawsuit against Coral Capital Partners, Erik Nelson and Steve Stephens in Denver, Colorado.  This lawsuit involves Sun River’s refusal to remove a restrictive legend from approximately 125,000 shares of restricted stock issued to the defendants in connection with consulting services they were to perform for the Company.  Sun River refused to lift the legend because the defendants failed to perform the services they agreed to provide the Company and based upon insider trading by Nelson.  Sun River filed the suit to seek a declaratory judgment from the court regarding its obligations to remove the restrictive legend.  This lawsuit was settled on terms whereby Nelson agreed to return to the Company all shares still in his possession (approximately 25,000 shares) and Stephens agreed to return to the Company all shares in his possession, except for 40,000 shares which the Company allowed him to retain.  After the defendants agreed in writing to these terms, they reneged on the settlement.  Recently, the Company filed a motion for summary judgment in an attempt to resolve the case without having to proceed to trial.
Cicerone Litigation
On February 10, 2012, the Company filed a claim against Cicerone Corporate Development, LLC and J.H. Brech, LLC, former consultants for the Company, the C.E. McMillan Trust and Harry McMillan, (the “Defendants”) for violations of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Act”), for profits realized by the Defendants from transactions involving the Company’s stock.  The claim was filed as an adversary proceeding in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division.  The Company is seeking to recover short-swing profits estimated to be equal to at least $4 million from the Defendants in connection with a number of transactions involving the Company’s stock.  The Company is being represented in the litigation on a contingency basis to recover any short-swing profits from the Defendants. Under the contingent fee arrangement, the Company will not incur any out of pocket expenses or fees in connection with this matter.
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

The Quarter Ended	HIGH	LOW

April 30, 2012	$.99	$.22
January 31, 2012	2.60	.54
October 31, 2011	4.15	1.92
July 31, 2011	5.17	4.25

The Quarter Ended	HIGH	LOW

April 30, 2011	$5.15	$4.35
January 31, 2011	4.25	2.05
October 31, 2010	2.06	1.41
July 31, 2010	1.80	1.30
As of April 30, 2012, there were an estimated 596 holders of record of our common stock, exclusive of objecting beneficial owners (individuals who deposit shares with a broker and don’t wish to provide to the Company personal information).
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

Unregistered Sales of Equity
The Company made the following unregistered sales of its securities from February 28, 2012 to June 30, 2012.
Date of Sale	Title of Securities	Number of Shares	Consideration	Class of Purchaser
05/1/2012 through 06/20/2012	Common Stock	3,490,000	Exchange of options	Officers, Directors and employees
5/2/2012 through 5/4/2012	Common Stock	308,337	Consulting services	Consultants
2/11/2012 through 05/31/2011	Common Stock	299,999	Services	Officers, Directors and employees
6/15/2012 through 6/30/2012	Common Stock	650,000	Cash	Stockholders
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
ITEM 6 – SELECTED FINANCIAL DATA
Not Applicable
ITEM 7 – MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS
CAUTIONARY AND FORWARD LOOKING STATEMENTS
In addition to statements of historical fact, this Annual Report on Form 10-K for the years ended April 30, 2012 and 2011 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. ("Sun River," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.
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
Plan of Operations
We began generating revenues during the year ended April 30, 2011. We have net working capital deficit as of April 30, 2012and 2011of approximately $13,918,000 and $6,492,000, respectively. The primary source of funds for the Company during 2012 was generated by issuance of common stock, preferred stock, and debt.  During 2011 the primary sources of funds were derived from the sale of preferred stock. We have sold some of the Company’s hard rock mineral rights after our year end for approximately $500,000 and 2,564,103 shares of the purchaser’s common stock.  We will continue to pursue monetizing the Company’s mineral assets.  We will need substantial additional capital to support any future operations. We have no committed source for any funds necessary to meet the investment requirements reflected in the reserve report. Future funding is anticipated to be primarily from debt and equity funding. These funds will be primarily utilized for working capital and expansion. No representation is made that any funds will be available when needed.
Results of Operations – Year Ended April 30, 2012 Compared To Year Ended April 30, 2011
During the year ended April 30, 2011 the Company began generating revenues. We generated $293,000 in revenues, during 2012 as compared to $98,000in the prior year an increase of $195,000 or 200% increase. We anticipate revenues in the coming year to decline unless there is substantial investment in the company’s assets and increases in commodity prices. Our current revenues are limited by the number of wells we have producing. Any problem with a single well can generate significant variances in our revenues.
During the year ended April 30, 2012, the Company incurred general and administrative expenses of $14,385,000 compared to $7,682,000 during the year ended April 30, 2011. The increase of $6,703,000 or 87% was primarily a result of increases in direct employee expenses of $7,089,000 including $4,026,000 for costs associated with the fair value of equity issued. Directors’ fees paid in cash, of $247,000 as compared to $66,000 during the year ended April 30, 2011, an increase of 276%.
During the year 2012, the Company took an impairment charge to their oil and gas properties of $8,454,000.  The charge is primarily due to a lack of available investment capital as commodity prices remain low, and low commodity prices.
During the year ended 2012, the Company took an impairment charge for $287,000 to goodwill, primarily due to lower commodity prices generated reduced operational opportunities to generate revenue.
During the year ended April 30, 2012, the Company recognized a net loss of $24,047,000 compared to a net loss of $7,328,000 during the year ended April 30, 2011 an increase in the loss of $16,719,000 or 228%.
Liquidity and Capital Resources
At April 30, 2012, the Company had total current assets of $145,000, a decrease of approximately $1,651,000 from 2011. The total current liabilitiesof $14,063,000consists primarily of notes payable, and accounts payable to related parties totaling $10,419,000. Total current liabilities increased $5,775,000, or 70% over 2011. The Company has raised over $2.8 million in cash from aequity and debt offerings. The Company continues to raise capital to fund current operations.
The Company does not have capital sufficient to meet its operating or investment needs. The Company will have to seek equity placements or debt to cover such cash needs.
No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to expand the Company's asset base.
Critical Accounting Policies and Estimates
Recent Accounting Pronouncements
For a discussion of recently adopted accounting standards and recent accounting standards not yet adopted, see Note 1 to the Company’s consolidated financial statements included in Item 8 of this report.
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

Stock-Based Compensation
In March of 2012 the Company’s Board of Directors voted to allow Officers, Directors and employees who were holding options to purchase shares of the Company’s common stock to exchange those options for shares of the Company’s common stock on a ratio of 1:1.  The unamortized portion of the value of the options issued was expensed and the value of the shares on the date of election was recorded as a modification to the agreement.
Impairment of Long-Lived Assets
All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than its future net cash flows. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil, NGLs and gas, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test an asset for impairment may result from significant declines in commodity prices or downward revisions to estimated quantities of oil and gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded.
For April 30, 2012, we recorded an impairment expense of $8.6 million, of which $8.3 million was attributable to our oil and gas properties in Texas.
At April 30, 2012, we had $155,000 recorded for Texas, which is the estimated fair value at April 30, 2012. We also recorded an impairment expense of $286,000, related to all of our remaining carrying costs associated with our goodwill, which was the total carrying value we had recorded.
Changes in Internal Control over Financial Reporting.
There were no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the course of the audit, a weakness in Internal Control was identified in that the company was failing to follow its written policy regarding expense reimbursement.  Management has taken steps to correct this weakness.
ITEM 9B – OTHER INFORMATION
Not Applicable
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See "Executive Officers, Board of Directors, Committees of the Board and Section 16(a) Beneficial Ownership Reporting Compliance" in the Sun River Energy, Inc. Proxy Statement ("Proxy Statement"), for the Annual Meeting of Stockholders of Sun River Energy, Inc. to be announced (to be filed with the United States Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended April 30, 2012) which is incorporated herein by reference.
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
Exhibit No.	Exhibit Description		Incorporated by Reference
		Form	SEC File	Exhibit	Filing Date	Filed Herewith
3.1(i)		10-SB12G	000-27485	3.1(i)	9/29/1999

3.2	Articles of Incorporation.	10-Q	000-27485	3.2	3/11/2011

4.1	Certificate of Designation of 8%	10-Q	000-27485	4.1	3/11/2011
	Series A Cumulative Convertible
	Preferred Stock

4.2	Warrants issued to J.HBrech	10-Q	000-27485	4.2	3/11/2011

4.3	Warrant issued to Tom Anderson	10-Q	000-27485	4.3	3/11/2011

4.4	Warrant issued to Redgie Green	10-Q	000-27485	4.4	3/11/2011

4.5	Warrant issued to David Surginer	10-Q	000-27485	4.5	3/11/2011

	Warrant issued to Steven Weathers

4.6	Warrants issued to Cicerone Corporate Development	10-Q	000-27485	4.6	3/11/2011

4.7	Warrant issued to Avalon	10-Q	000-27485	4.7	3/11/2011

4.8	Warrant issued to Aspenwood Capital	10-Q	000-27485	4.8	3/11/2011

21	List of subsidiaries

23.1	Consent of Independent Petroleum Consultants

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUN RIVER ENERGY, INC.

Date: August 15, 2012	By:	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr. Chief Executive Officer and President
(Principal Executive)
Date: August 15, 2012	By:	/s/ J F Hoover
J. F. Hoover, Chief Financial Officer (Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: : August 6, 2012	By:	/ s/Donal R. Schmidt, Jr.
Donal Schmidt, Chief Executive Officer, President and Chairman of the Board
(Principal Executive)

Date: August 15, 2012	By:	/s/ J F Hoover
J. F. Hoover, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 15, 2012	By:	/s/Robert B. Fields
Robert B. Fields and Director

Date: August 15, 2012	By:	/s/Dan Cofall
Dan Cofall, Director

Date: August 15, 2012	By:	/s/ Stephen W. Weathers
Stephen W. Weathers, Director

Date: August 15, 2012	By: /s/ Mark A. Hall
Mark A. Hall, Director

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.
SUN RIVER ENERGY, INC.

Report of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of Sun River Energy, Inc.

We have audited the accompanying consolidated balance sheet of Sun River Energy, Inc. (the “Company”) as of April 30, 2012, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the year then ended. The financial statements for the year ended April 30, 2011, were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period May 1, 2010, through April 30, 2011, insofar as it relates to amounts for prior periods through April 30, 2011, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun River Energy, Inc. as of April 30, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated earnings deficit of $41,027,526. This issue raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  LIGHTFOOTGUESTMOORE&CO,P.C.

LIGHTFOOTGUESTMOORE&CO,P.C.
August 15, 2012
Dallas, TX

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
June 15, 2011
Houston, TX

Sun River Energy, Inc.	April 30,	April 30,
Consolidated Balance Sheets	2012	2011
(in thousands)
Assets
Current assets
Cash and cash equivalents	$128	$1,489
Accounts receivable, net	17	307
Total current assets	145	1,796
Oil and gas properties—net, based on full cost method of accounting:
Property subject to amortization	155	7,492
Property not evaluated and not subject to amortization	12,527	11,895
Furniture, fixtures, and equipment, net	78	145
Goodwill		287
Deposits		15
Total assets	$12,905	$21,630
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$3,045	$1,050
Accrued expenses – related parties	6,194	2,131
Asset retirement obligations – current	125	19
Notes payable	474	88
Notes payable – related party	4,225	5,000
Total current liabilities	14,063	8,288
Asset retirement obligations, net of current portion	3	39
Total liabilities	14,066	8,327
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred Stock, 8,750,000 shares authorized, par value $.01 no shares issued and outstanding at April 30, 2011 and 2010, respectively	--	--
8% Series A cumulative convertible preferred stock, par value $.01; authorized 1,250,000 shares, 251,000 and 0 shares issued as of April 30, 2011 and 2010, respectively.	1	3
Common stock — $.0001 par value; authorized, 100,000,000 shares; 33,562,369 shares and 27,946,898 at April 30, 2012 and 2011, respectively.	3	3
Additional paid-in-capital	39,862	30,277
Accumulated deficit	(41,027)	(16,980)
Total stockholders’ deficit	(1,161)	13,303
Total liabilities and stockholders' deficit	$12,905	$21,630
The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY
Consolidated Statements of Operations
(in thousands, except for share data)

	For the years ended April 30,
	2012	2011

Revenues	$293	$98
Operational expenses:
Lease operating expense	392	38
Production taxes	26	7
Impairment of oil and gas properties	8,299	-
Impairment of goodwill	287
Depreciation, depletion and amortization	185	130
General and administrative	14,385	7,682

Total operational expenses	23,574	7,857

Net loss from operations	(23,281)	(7,759)

Other income (expense)
Interest expense	(766)	(119)
Gain on settlement of litigation		550
Total other income (expense)	(766)	431

Net loss	(24,047)	(7,328)
Less dividends on preferred shares		26

Net loss applicable to common stockholders	$(24,047)	$(7,354)

Per share information
Net loss per common share
Basic and diluted	$(0.76)	$(0.32)
Weighted average number
of common stock outstanding	31,565,766	23,125,517

The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY, INC.
(in thousands, except for share data)
Consolidated Statements of Stockholder’s Equity (Deficit)
For the years ended April 30, 2011 and 2012
(In thousands, except for share data)

	Common Stock		Preferred Stock
	# of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Common Stock delivered in advance of debt settlement	Total Stockholders’ equity (deficit)
Balance - April 30, 2010 (as restated	19,373,995	2	-	-	7,416	(9,654)	(470)	(2,704)

Issuance of stock for conversion of notes payable and interest	2,189,732	-	-	-	1,802	-	-	1,802
Issuance of stock for oil and gas properties, and equipment	3,508,667	1	-	-	10,226	-	-	10,227
Issuance of stock for services	615,000	-	-	-	1,078	-	-	1,078
Issuance of stock for cashless warrant exercise	244,004	-	-	-	-	-	-	-
Issuance of warrants for services	-		-	-	1,237	-	-	1,237
Issuance of preferred stock for cash	-	-	452,550	5	8,542	-	-	8,547
Dividends paid	-				(26)	-	-	(26)
Conversion of preferred stock to common stock	2,015,500	-	(201,550)	(2)	2	-	-	-
Settlement of debt for which stock was transferred in prior year	-	-	-	-	-	-	470	470
Net loss for period						(7,328)	-	(7,328)
Balance - April 30, 2011	27,946,898	$3	251,000	$3	$30,277	$(16,980)	$-	$13,303

Issuance of stock for conversion of notes payable and interest	720,000				1,087			1,087
Issuance of stock for oil and gas properties, and equipment
Issuance of stock for services	657,571				1,723			2,277
Issuance of common stock for cash	1,694,655
Issuance of equity for services					6,773			6,773
Issuance of preferred stock for cash
Dividends paid in stock	58,745
Conversion of preferred stock to common stock	2,484,500		(201,000)	(2)	2
Settlement of debt for which stock was transferred in prior year
Net loss for period						(24,047)		(24,047)
Balance - April 30, 2012	33,562,369	$3	50,000	$1	$39,862	$(41,027)	$-	$(1,161)

The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY, INC.
Consolidated Statements of Cash Flows
(in thousands)
	For the Years Ended
	April 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(24,047)	$(7,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	67	130
Impairment of oil and gas properties	7,975	-
Impairment of goodwill	287	-
Equity issued for services	6,218	2,315
Gain on settlement of litigation	-	(550)
Changes in current assets and liabilities:
Increase in accounts receivable	290	(307
Increase in accounts payable and accrued liabilities	6,314	3,173
Increase in deposits	15	(15)
Net cash used in operating activities	(2,440)	(2,582)

Cash flows from investing activities:
Investment in oil and gas properties	(1,711)	(4,478)
Net cash used in investing activities	(1,711)	(4,478)

Cash flows from financing activities:
Preferred stock issued for cash	856	8,547
Proceeds from debt	625	466
Common stock issued for cash	1,322
Proceeds (payments) from advances		-
Payments on notes	(14)	(478)
Dividends paid		(26)
Net cash provided by financing activities	2,789	8,509

Net (decrease) increase in cash	(1,362)	1,449

Cash and cash equivalents — beginning of period	1,489	40

Cash and cash equivalents — end of period	$128	$1,489

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$5	$5

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY, INC. & SUBSIDIARIES
Notes to the Consolidated Financial Statements

Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies
Organization
Sun River Energy, Inc. is an exploration and production company focused on oil and natural gas. The Company’s strategy is to acquire acreage that allows it to predictably, consistently and profitably prove and develop these reserves. Senior management has demonstrated strength in identifying, acquiring, drilling, developing, producing and ultimately divesting unconventional natural gas resources.
As of April 30, 2012 Sun River owns mineral interests in New Mexico and Texas
	Developed Acres (A)		Undeveloped Acres (A)		Total Acres
Location	Gross	Net	Gross	Net	Gross	Net

New Mexico	0	0	222,855	211,649	222,855	211,649
Texas	2,554	2,239	3,890	3,773	6,445	6,013
Total	2,554	2,239	226,745	215,422	229,300	217,662
(A)	Undeveloped acreage may be contained in acreage that is held by production, or has been unitized with acreage that is currently under production.
Sun River’s largest asset is its undeveloped acreage in the Raton Basin of Colfax County, New Mexico. The Company owns subsurface and timber rights in fee simple. As of April 30, 2012, the total rights approximate 222,855 gross acres.
On July 27, 2012, Sun River Energy, Inc. (the "Company") entered into a Contract for Sale (“Agreement”) with Mericol, Inc. (“Buyer”) to sell only its gold, silver, iron ore, copper and coal interests in Colfax County, New Mexico. The Company will retain all other mineral interests or mineral extracts and timber interests. The Company is also granting Buyer a three (3) year option to acquire a 5% working interest in any oil and/or gas (including coalbed methane) wells drilled on the Company’s lands. The Agreement has an effective date of July 27, 2012 (the “Effective Date”).
Under the terms of the Agreement, Buyer shall pay the Company the Purchase Price consisting of the following: (1) five hundred thousand dollars ($500,000) and (2) two million five hundred sixty four thousand one hundred and three (2,564,103) shares of Buyer’s common stock (the “Shares”), which shall be subject to a lock-up period of twelve (12) months.
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
Going concern considerations
During the years ended April 30, 2012 and 2011, the Company incurred losses of $24,047,000 and $7,328,000, respectively, and has negative working capital of $13,918,000 and $6,492,000 at April 30, 2012 and 2011 respectively.  Approximately $10,419,000 of the negative working capital position was comprised of amounts owed to significant stockholders, including Officers of the Company.  The Company is attempting to raise capital to resolve the working capital requirements and develop the oil and gas assets. To a limited degree, the Company is evaluating the sale of certain shallow mineral rights. The Company has multiple options available to meet the current financial obligations when due, summarized as follows:

●	The Company is attempting to settlement of its $4,000,000 note payable - related party obligation with assignment of certain mineral rights that the Company was not anticipating to develop; and/or
●
Sun River has raised capital in a Preferred Stock offering, and the Company is currently attempting to raise additional equity through the sale of additional common stock and will utilize any proceeds to improve their working capital; and/or

●	The Company may sell a portion of our mineral rights to improve our working capital, in addition to other selected current liabilities of the Company which may be due.
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
During the year 2012, the Company took an impairment charge to their oil and gas properties of $8,300,000.  The charge is primarily due to a lack of available investment capital as commodity prices remain low, and low commodity prices.
Stock-based compensation
The Company currently provides for stock-based compensation in three ways. (1) Shares of the Company’s common stock, and stock options and are granted to certain employees under the Company’s Incentive Plan. (2) The issuance of common stock vested over a period of time. (3) The issuance of warrants to purchase the Company’s common stock, which are primarily granted to certain service providers, including a consultant pursuant to a consulting agreement. Stock-based compensation is measured at the grant date.
The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods. Awards that vest only upon achievement of performance criteria are recorded only when achievement of the performance criteria is considered probable. We estimate the fair value of stock options using the Black-Scholes option pricing model. This model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards, the estimated volatility of our stock price, and the assessment of whether the achievement of performance criteria is probable.  The fair value of stock awards is based on the quoted market price on the grant date.
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
During the year ended 2012, the Company took an impairment charge for $287,000 to goodwill, primarily due to lower commodity prices generated reduced operational opportunities to generate revenue.
Asset retirement obligations
The asset retirement obligation relates to the plug and abandonment costs when our wells are no longer useful. We determine the value of the liability by obtaining quotes for this service and estimate the increase we will face in the future. When the liability is initially recorded, there is a corresponding increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, either the obligation is settled at its recorded amount or a gain or loss is incurred and recognized.   If costs rise more than what we have expected there could be additional charges in the future, however, we monitor the costs of the abandoned wells and we will adjust this liability if necessary.

Revenue recognition
Oil and gas revenues are recognized net of royalties when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collection of the revenue is probable. Cash received relating to future revenues is deferred and recognized when all revenue recognition criteria are met.
Production Costs
Production costs, including compressor rental and repair, pumpers’ salaries, saltwater disposal, ad valorem taxes, insurance, repairs and maintenance, expensed workovers and other operating expenses are expensed as incurred and included in lease operating expense on our consolidated statements of operations.
Exploration expenses include dry hole costs, delay rentals, and geological and geophysical costs.
Lease operating costs / joint-interest billings
All direct costs associated with and necessary to operate a producing property billed at the working interest percentage of each working interest party.
Business combinations
We account for business combinations in accordance with ASC Topic No. 805 (“ASC 805 “), Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired.
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
Impairment of Long-Lived Assets
All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than its future net cash flows. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil, NGLs and gas, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test an asset for impairment may result from significant declines in commodity prices or downward revisions to estimated quantities of oil and gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded.
For April 30, 2012, we recorded an impairment expense of $8.6 million, of which $8.3 million was attributable to our oil and gas properties in Texas.
At April 30, 2012, we had $155,000 recorded for Texas, which is the estimated fair value at April 30, 2012. We also recorded an impairment expense of $287,000, related to all of our remaining carrying costs associated with our goodwill, which was the total carrying value we had recorded.
Earnings per share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.”Basic earnings(loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.Diluted earnings(loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.
Recent accounting standards
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amended guidance changes several aspects of the fair value measurement guidance in ASC 820, Fair Value Measurement, further clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The amendment is effective for the Company at the beginning of July 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company’s financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which amended requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013 with early adoption permitted. The Company elected early adoption of the guidance, which had no impact on our financial statements as we have no elements of comprehensive income other than net loss.
Note 2 – Oil and Gas Properties, Leases and Mineral Rights
All of the Company’s oil and gas properties are located in the United States. The Company’s oil and gas properties consist of the following at April 30, 2012 (,000 omitted):
Proved Properties	Acquisition Costs	Development Costs	Depletion	Asset Retirement Costs	Total
Balance at April 30, 2011	$4,551	$2,944	$(61)	$58	$7,337
Activity-May 1, 2011 to April 30, 2012	(4,551)	(2,792)	(64)	70	(7,209)
Total	$0	$152	$(125)	$128	$155

Unevaluated Properties	Acquisition Costs	Development Costs	Impairment of Properties	Asset Retirement Costs	Total
Balance at April 30, 2010	$999	$-	(899)	$-	$100
Activity-May 1, 2010 to April 30, 2011	11,795				11,795
Total at April 30, 2011	$12,794	-	$(899)	-	$11,895
Activity-May 1, 2011 to April 30, 2012	632				632
Total at April 30, 2012	$13,462		$(899)		$12,523

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
During the year 2012, the Company took an impairment charge to their oil and gas properties of $8,300,000.  The charge is primarily due to a lack of available investment capital as commodity prices remain low, and low commodity prices.
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
On October 22, 2010, the Company entered into Farmout Agreement covering the Lake Murvaul Prospect located in Panola County, Texas with Devon Energy Production Company, L.P.  In August 2011, the Company allowed the farmout to expire due to unexpected lower gas prices which made the farmout uneconomical.
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

A reconciliation of the Company’s asset retirement obligations for the year ended April 30, 2012 is as follows:

Beginning of period	$58,000
Liabilities incurred	-
Liabilities settled	–
Accretion expense	70,000
Revisions to estimate	–

End of period	128,000
Less: current asset retirement obligations	125,000

Long-term asset retirement obligations	$3,000
Note 5 – Notes Payable
The Company’s outstanding Notes Payable consisted of the following as of April 30, 2011:
Notes Payable
Balance as of April 30, 2011	$88,000
Proceeds	400,000
Payments	(14,000)
Balance as of April 30, 2012	$474,000

Notes payable - related parties
Balance as of April 30, 2011	$5,000,000
Proceeds	225,000
Conversions to common stock	(1,000,000)
Balance as of April 30, 2012	$4,225,000
During the year ended April 30, 2012, the Company issued a convertible debenture to an unrelated party, and one to McMillan Family Trust (please see footnote litigation) for cash received of $625,000 in cash. The Company has made cash payments in the amount of $14,000 and converted $1,000,000 of notes payable into restricted common shares pursuant to their agreements.
A summary of notes payable at April 30, 2012 is as follows:

Principal Balance (000 omitted)	Date	Interest rate	Collateral& Terms	Maturity
$43	2/2/2011	8%	Ford Truck, interest rate of 8%, payable in 36 monthly payments of $1,481.70	2/2/2014
38		0%	Certificates of Deposit at a financial institution	Upon completion of plugging
400	03/07/2012	5%	Convertible general obligation debenture	03/07/2015
7	4/20/2006	6%	General obligation	On Demand
$488

$4,000	2/7/2011	8%	Certain oil and gas properties in Texas, payable at maturity	8/7/2011
225	10/14/2011	8%	General obligation	Upon settlement
$5,000
Long-term debt matures at $15,000 in 2013, $28,000 in 2014. The Company has classified all non-current maturities as current.
Note 6 – Stockholders’ Equity (Deficit)
Common Stock
Issuances of common stock were valued at the fair market value on the date of issuance.
In March of 2012, the Company’s Board of Directors voted to exchange Officers, Directors and employees who were holding options on one share of the Company’s common stock to exchange it for one share of the Company’s common stock.  The unamortized portion of the value of the options issued was expensed and the value of the shares on the date of election was recorded as a modification to the agreement.  The Company recognized compensation expense of $2,935,000 in the issuance of 3,490,000 shares of common stock.
During the year ended April 30, 2012, the Company issued 657,571 shares of its common stock to certain individuals and service providers in return for their services. The Company recognized an expense of $2,277,000 based on an average issuance price of $3.46 per share.
During the year ended April 30, 2012, the Company issued 720,000 shares of its restricted common stock to holders of promissory notes as payment of principal and related accrued interest totaling $1,087,000 based on an issuance range of $1.50 to $1.55 per share.
During the year ended April 30, 2012, the Company issued  2,484,500 in conversion of preferred shares presented for conversion, pursuant to the Board of Directors resolution in the prior year.

Stock-Based Compensation
In March of 2012 the Company’s Board of Directors voted to exchange Officers, Directors and employees who were holding options on one share of the Company’s common stock to exchange it for one share of the Company’s common stock.  The unamortized portion of the value of the options issued was expensed and the value of the shares on the date of election was recorded as a modification to the agreement.  The Company recognized compensation expense of $2,935,000 in the issuance of 3,490,000 shares of common stock.
Warrants
During the year ended April 30, 2012, the Board of Directors authorized the extension of the Expiration date of Mr. Weathers’ warrants to April 30, 2015.
During the year ended April 30, 2012, the Company issued warrants on 350,000 shares to Mr. Fields on March 9, 2012 with an exercise price of $.69.
During the year ended April 30, 2012, the Company issued warrants on 1,435,436 shares of common stock to various investors with an exercise at a price range between $1.50 and $.20.

	Number of shares under warrant	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Fair Value
Outstanding at April 30, 2010	1,660,000	$1.69	$1.5	2,230,000
Granted
Exercised	180,000	2.13	2.15	278,000
Forfeited or expired	440,000	2.01	2.00	547,000
Outstanding at April 30, 2011	1,400,000	$1.65	1.50	$1,961,000

Granted	1,435,436	2.13	2.15	771,000
Exercised	-	-	-	-
Forfeited or expired	700,000	1.65		1,417,000
Outstanding at April 30, 2012	2,135,436	$1.65	1.0	$1,315,000
Note 7 – Employment Agreements
Management Employment Contracts
On June 4, 2012, Sun River Energy, Inc. (the “Company” or “Sun River”) entered into a Secured Convertible Promissory Note (the “Note”) with Sierra Foxtrot, LP (the “Payee”). Sierra Foxtrot, LP is the family partnership of the Company’s Chairman of the Board, President and Chief Executive Officer, Donal R. Schmidt, Jr. Mr. Schmidt Mr. Schmidt is a limited partner Sierra Foxtrot, LP and is the managing member of Sierra Foxtrot, LP’s general partner, Sierra Foxtrot GenPar, LLC.
Payee and Mr. Schmidt accepted the Note in settlement of the amounts owed to Mr. Schmidt by the Company for failure of the Company to perform under Mr. Schmidt’s Employment Agreement. The Note is for a six month term and is due December 4, 2012. The principal amount of the Note is for Two Million Five Hundred Forty Five Thousand Eight Hundred Ninety Six and 10/100 Dollars ($2,545,896.10) and it bears an interest rate of four percent (4%) per annum. The Company may prepay the Note at any time without penalty or premium, upon 10 days written notice Payee and subject to the Payee’s right to convert as provided for in the Note.
Prior to the Due Date, Payee shall have the option in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to $0.20 per share. After the Due date, Payee of the Note shall have the option, in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to 85% of the closing price per share on the date immediately preceding the date of the written notice.
A default exists under this note if (1) Maker fails to timely pay or perform any obligation or covenant in this Note or any written agreement between Payee and Maker or any Other Obligated Party; (2) any warranty, covenant, or representation in this note or in any other written agreement between Payee and Maker is materially false when made; (3) a receiver is appointed for Maker or any property on which a lien or security interest is created as security (the "Collateral Security") for any part of this note; (4) any Collateral Security is assigned for the benefit of creditors; (5) a bankruptcy or insolvency proceeding is commenced by Maker; (6) (a) a bankruptcy or insolvency proceeding is commenced against Maker and (b) the proceeding continues without dismissal for sixty days, the party against whom the proceeding is commenced admits the material allegations of the petition against it, or an order for relief is entered; (7) the Maker is dissolved, begins to wind up its affairs, is authorized to dissolve or wind up its affairs by its governing body or persons, or any event occurs or condition exists that permits the dissolution or winding up of the affairs of the Maker; (8) a Change in Control of Maker occurs as set forth in the definition below; or (8) any Collateral Security is impaired by loss, theft, damage, levy and execution, issuance of an official writ or order of seizure, or destruction, unless it is promptly replaced with collateral security of like kind and quality or restored immediately to its former condition.
Change in Control Defined. For purposes of this note, "Change in Control" shall mean the occurrence of any of the following:
(i) any person or "group" (within the meaning of Section 13(d)(3) of the 1934 Act), acquiring "beneficial ownership" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of fifty percent (50%) or more of the aggregate voting power of the capital stock ordinarily entitled to elect directors of the Company;
(ii) the sale of all or substantially all of the Company's assets in one or more related transactions to a person other than such a sale to a subsidiary of the Company which does not involve a change in the equity holdings of the Company; or
(iii) any merger, consolidation, reorganization or similar event of the Company or any of its subsidiaries, as a result of which the holders of the voting stock of the Company immediately prior to such merger, consolidation, reorganization or similar event do not directly or indirectly hold at least fifty-one percent (51%) of the aggregate voting power of the capital stock of the surviving entity.
On June 4, 2012, Sun River Energy, Inc. (the “Company” or “Sun River”) entered into a Secured Convertible Promissory Note (the “Note”) with its Chief Operating Officer, Thimothy S. Wafford (the “Payee”).
Payee accepted the Note in settlement of the amounts owed to Payee by the Company for failure of the Company to perform under his Employment Agreement. The Note is for a six month term and is due December 4, 2012. The principal amount of the Note is for Two Million Five Hundred Forty Five Thousand Eight Hundred Ninety Six and 10/100 Dollars ($2,545,896.10) and it bears an interest rate of four percent (4%) per annum. The Company may prepay the Note at any time without penalty or premium, upon 10 days written notice Payee and subject to the Payee’s right to convert as provided for in the Note.
Prior to the Due Date, Payee shall have the option in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to $0.20 per share. After the Due date, Payee of the Note shall have the option, in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to 85% of the closing price per share on the date immediately preceding the date of the written notice.

A default exists under this note if (1) Maker fails to timely pay or perform any obligation or covenant in this Note or any written agreement between Payee and Maker or any Other Obligated Party; (2) any warranty, covenant, or representation in this note or in any other written agreement between Payee and Maker is materially false when made; (3) a receiver is appointed for Maker or any property on which a lien or security interest is created as security (the "Collateral Security") for any part of this note; (4) any Collateral Security is assigned for the benefit of creditors; (5) a bankruptcy or insolvency proceeding is commenced by Maker; (6) (a) a bankruptcy or insolvency proceeding is commenced against Maker and (b) the proceeding continues without dismissal for sixty days, the party against whom the proceeding is commenced admits the material allegations of the petition against it, or an order for relief is entered; (7) the Maker is dissolved, begins to wind up its affairs, is authorized to dissolve or wind up its affairs by its governing body or persons, or any event occurs or condition exists that permits the dissolution or winding up of the affairs of the Maker; (8) a Change in Control of Maker occurs as set forth in the definition below; or (8) any Collateral Security is impaired by loss, theft, damage, levy and execution, issuance of an official writ or order of seizure, or destruction, unless it is promptly replaced with collateral security of like kind and quality or restored immediately to its former condition.
Change in Control Defined. For purposes of this note, "Change in Control" shall mean the occurrence of any of the following:
(i) any person or "group" (within the meaning of Section 13(d)(3) of the 1934 Act), acquiring "beneficial ownership" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of fifty percent (50%) or more of the aggregate voting power of the capital stock ordinarily entitled to elect directors of the Company;
(ii) the sale of all or substantially all of the Company's assets in one or more related transactions to a person other than such a sale to a subsidiary of the Company which does not involve a change in the equity holdings of the Company; or
(iii) any merger, consolidation, reorganization or similar event of the Company or any of its subsidiaries, as a result of which the holders of the voting stock of the Company immediately prior to such merger, consolidation, reorganization or similar event do not directly or indirectly hold at least fifty-one percent (51%) of the aggregate voting power of the capital stock of the surviving entity.
On June 4, 2012, Sun River Energy, Inc. (the “Company” or “Sun River”) entered into a Secured Convertible Promissory Note (the “Note”) with its General Counsel and Secretary, James E. Pennington (the “Payee”).
Payee accepted the Note in settlement of the amounts owed to Payee by the Company for failure of the Company to perform under his Employment Agreement. The Note is for a six month term and is due December 4, 2012. The principal amount of the Note is for Two Hundred Ninety Eight Thousand Seven Hundred Ninety One and 57/100 Dollars ($298,791.57) and it bears an interest rate of four percent (4%) per annum. The Company may prepay the Note at any time without penalty or premium, upon 10 days written notice Payee and subject to the Payee’s right to convert as provided for in the Note.
Prior to the Due Date, Payee shall have the option in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to $0.20 per share. After the Due date, Payee of the Note shall have the option, in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to 85% of the closing price per share on the date immediately preceding the date of the written notice.
A default exists under this note if (1) Maker fails to timely pay or perform any obligation or covenant in this Note or any written agreement between Payee and Maker or any Other Obligated Party; (2) any warranty, covenant, or representation in this note or in any other written agreement between Payee and Maker is materially false when made; (3) a receiver is appointed for Maker or any property on which a lien or security interest is created as security (the "Collateral Security") for any part of this note; (4) any Collateral Security is assigned for the benefit of creditors; (5) a bankruptcy or insolvency proceeding is commenced by Maker; (6) (a) a bankruptcy or insolvency proceeding is commenced against Maker and (b) the proceeding continues without dismissal for sixty days, the party against whom the proceeding is commenced admits the material allegations of the petition against it, or an order for relief is entered; (7) the Maker is dissolved, begins to wind up its affairs, is authorized to dissolve or wind up its affairs by its governing body or persons, or any event occurs or condition exists that permits the dissolution or winding up of the affairs of the Maker; (8) a Change in Control of Maker occurs as set forth in the definition below; or (8) any Collateral Security is impaired by loss, theft, damage, levy and execution, issuance of an official writ or order of seizure, or destruction, unless it is promptly replaced with collateral security of like kind and quality or restored immediately to its former condition.
Change in Control Defined. For purposes of this note, "Change in Control" shall mean the occurrence of any of the following:

(i) any person or "group" (within the meaning of Section 13(d)(3) of the 1934 Act), acquiring "beneficial ownership" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of fifty percent (50%) or more of the aggregate voting power of the capital stock ordinarily entitled to elect directors of the Company;
(ii) the sale of all or substantially all of the Company's assets in one or more related transactions to a person other than such a sale to a subsidiary of the Company which does not involve a change in the equity holdings of the Company; or
(iii) any merger, consolidation, reorganization or similar event of the Company or any of its subsidiaries, as a result of which the holders of the voting stock of the Company immediately prior to such merger, consolidation, reorganization or similar event do not directly or indirectly hold at least fifty-one percent (51%) of the aggregate voting power of the capital stock of the surviving entity.
The Notes with Sierra Foxtrot, LP, Thimothy S. Wafford and James E. Pennington (collectively the “Mortgagees”) are secured by a Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenue signed by Sun River Energy, Inc. on June 4, 2012 (the “Mortgage”). The Mortgage covers the entire right, title and interest of the Company of whatsoever kind and nature, including but not limited to interest in coal, oil and gas, gold, silver, timber and any other mineral rights of any type and nature, or any real property rights, oil and gas leasehold interests, royalty interests, and overriding royalty interest owned by the Company in any and all land located in Colfax County, New Mexico.
Under the Mortgage, the Company mortgaged, granted, bargained, sold, assigned and conveyed unto Mortgagees, with mortgage covenants, the following: an undivided 47.5% unto Mortgagee Sierra Foxtrot, LP, an undivided 47.5% unto Mortgagee Thimothy S. Wafford and an undivided 5% unto Mortgagee James E. Pennington, in and to:
A. The entire right, title and interest of Mortgagor of whatsoever kind and nature, including but not limited to interests in coal, oil and gas, gold, silver, timber and any other base or precious metals, and any other mineral rights of any type and nature, or any real property rights, oil and gas leasehold interests, royalty interests, and overriding royalty interests owned by Company in any and all land located in Colfax County, New Mexico.
B. All of Company’s interests (whether now owned or hereafter acquired by operation of law or otherwise) in and to all presently existing and hereafter created oil, gas and/or mineral unitization, pooling and/or commoditization agreements, declarations and/or orders, and in and to the properties covered and the units created thereby (including, without limitation, units formed under orders, rules, regulations or other official acts of any federal, state or other authority having jurisdiction and the so called "working interest units" created under operating agreements or otherwise), which cover, affect or otherwise relate to the properties owned by Company in Colfax County, New Mexico;
C. All of Company’s interests in and rights under (whether now owned or hereafter acquired by operation of law or otherwise) all presently existing and hereafter created operating agreements, equipment leases, production sales, purchase, exchange and/or processing agreements, transportation agreements, farmout and/or farm-in agreements, salt water disposal agreements, area of mutual interest agreements, and other contracts and/or agreements which cover, affect, or otherwise relate to the properties described above or to the operation of such properties or to the treating, handling, storing, transporting or marketing of oil, gas or other minerals produced from (or allocated to) such property;
D. All of Company’s interest (whether now owned or hereafter acquired by operation of law or otherwise) in and to all equipment, improvements, materials, supplies, fixtures and other property (including, without limitations all wells, pumping units, wellhead equipment, tanks, pipelines, flowlines, gathering lines, compressors, dehydration units, separators, meters, buildings, and power, telephone and telegraph lines) and all easements, servitudes, rights-of-way, surface leases and other surface rights, which are now or hereafter used, or held for use, in connection with the properties described above, or in connection with the treating, handling, storing, transporting, or marketing of oil, gas or other minerals produced from (or allocated to) such property;
E. All oil, gas, other hydrocarbons, and other minerals produced from or allocated to the Mortgaged Property, and any products processed or obtained therefrom (herein collectively called the "Production");
F. All equipment, inventory, improvements, fixtures, accessions, goods and other personal property of whatever nature now or hereafter located on or used or held for use in connection with the Mortgaged Property (or in connection with the operation thereof or the treating, handling, storing, transporting, processing, or marketing of Production) and all renewals or replacements thereof or substitutions therefor;
G. All contract rights, contractual rights, and other general intangibles related to the Mortgaged Property, the operation thereof (whether Mortgagor is operator or non-operator), or the treating, handling, storing, transporting, processing, or marketing of Production, or under which the proceeds of Production arise or are evidenced or governed;
H. All proceeds of the Collateral or payments in lieu of Production from the Collateral (such as take-or-pay payments), whether such proceeds or payments are goods, money, documents, instruments, chattel paper, securities, accounts, general intangibles, fixtures, real property, or other assets.
5) Messrs. Schmidt, Wafford and Pennington have each agreed to continue to perform their respected duties as officers and/or directors for the next six (6) months on an at-will basis for the following salaries:
a) Donal R. Schmidt, Jr. – $25,000 per month and if the Company is not able to pay cash he agrees to accept 125,000 shares of common stock of the Company per month in lieu thereof;
b) Thimothy S. Wafford – $25,000 per month and if the Company is not able to pay cashhe agrees to accept 125,000 shares of common stock of the Company per month in lieu thereof; and
c) James E. Pennington – $18,750 per month and if the Company is not able to pay in cash, then Mr. Pennington, may at his option, accept shares of common stock of the Company based upon a per share price of $0.20 for any portion of his salary in lieu of cash.
Effective June 4, 2012, Donal R. Schmidt, Jr. terminated his Employment Contract with Sun River Energy, Inc. (the “Company”) for good reason for the Company’s failure to pay his compensation and bonus for the year ending April 30, 2011 under the Employment Contract. The definition of Good Reason in Section 4 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation or bonuses due to the Employee under the Employment Agreement. Mr. Schmidt provided the Company with notice of its failure to pay his Base Salary and bonus and waited past the 30 day cure period. Pursuant to Section 5(a) of the Employment Contract if the Employment Contract is terminated for Good Reason, the Company is liable for the following:

(i)	Any unpaid Base Compensation accrued through the date of termination;
(ii)	Any unreimbursed expenses properly incurred prior to the date of termination;
(iii)	Any awards previously granted pursuant to the Stock Plan that have fully vested and, if applicable, exercisable, on the date of such termination of employment;
(iv)
Any amounts or rights to which Mr. Schmidt is entitled under any other written agreements with the Company or written Company policy or pursuant to any Company benefit or welfare plans in effect on the date of termination;

(v)	In year two, one lump-sum payment of severance pay equal to two (2) times the Base Compensation and
(vi)
Beginning in year three and any subsequent year in which this contract is in effect, one lump-sum payment of severance equal to two (2) times the annualized Base Compensation Rate (at the rate then in effect at the time of such termination) for the remainder of the Term.

Payments due under clauses (i) and (ii) above shall be paid by the Company within ten (10) days after the date of termination of Mr. Schmidt’s employment. Paymentsunder clauses (iii) and (iv) shall be paid pursuant to the terms of the applicable agreements or plans. Payments under clause (v) shall be paid within thirty (30) days after the date of termination.
The Company entered into the Secured Convertible Promissory Note with Sierra Foxtrot, LP, set forth above in Item 1.01, in full satisfaction of the termination of Mr. Schmidt’s Employment Agreement.
Effective June 4, 2012, Thimothy S. Wafford, Chief Operating Officer, terminated his Employment Contract with Sun River Energy, Inc. (the “Company”) for good reason for the Company’s failure to pay his compensation and bonus for the year ending April 30, 2011 under the Employment Contract. The definition of Good Reason in Section 4 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation or bonuses due to the Employee under the Employment Agreement. Mr. Wafford provided the Company with notice of its failure to pay his Base Salary and bonus and waited past the 30 day cure period. Pursuant to Section 5(a) of the Employment Contract if the Employment Contract is terminated for Good Reason, the Company is liable for the following:
(i)	Any unpaid Base Compensation accrued through the date of termination;
(ii)	Any unreimbursed expenses properly incurred prior to the date of termination;
(iii)	Any awards previously granted pursuant to the Stock Plan that have fully vested and, if applicable, exercisable, on the date of such termination of employment;
(iv)
Any amounts or rights to which Mr. Wafford is entitled under any other written agreements with the Company or written Company policy or pursuant to any Company benefit or welfare plans in effect on the date of termination;

(v)	In year two, one lump-sum payment of severance pay equal to two (2) times the Base Compensation and
(vi)
Beginning in year three and any subsequent year in which this contract is in effect, one lump-sum payment of severance equal to two (2) times the annualized Base Compensation Rate (at the rate then in effect at the time of such termination) for the remainder of the Term.

Payments due under clauses (i) and (ii) above shall be paid by the Company within ten (10) days after the date of termination of Mr.Wafford’s employment. Paymentsunder clauses (iii) and (iv) shall be paid pursuant to the terms of the applicable agreements or plans. Payments under clause (v) shall be paid within thirty (30) days after the date of termination.
The Company entered into the Secured Convertible Promissory Note, set forth above in Item 1.01, in full satisfaction of the termination of Mr. Wafford’s Employment Agreement.
On June 4, 2012, James E. Pennington terminated his Employment Contract with Sun River Energy, Inc. (the “Company”) for good cause for the Company’s failure to pay his compensation under the Employment Contract. The definition of Good Cause in Section 8 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation due to the Employee under the Employment Agreement and a reduction of the Employee’s compensation without Employee’s written consent. Mr. Pennington provided the Company with notice of its failure to pay his Base Salary and waited past the 30 day cure period. Pursuant to Section 9(b) of the Employment Contract if the Employment Contract is terminated for Good Cause the Company is liable for the following:
(vi)	on the sixth (6th) day following the Termination Date or the next regularly scheduled pay day of the Company following the Termination Date, respectively,
(A)	any accrued but unpaid Base Salary for services rendered through the Termination Date,

(B)	any accrued but unpaid expenses required to be reimbursed under Section 4 of the Employment Agreement, and
(C)	any vacation accrued to the Termination Date, and

(vii)
severance pay in an amount equal to Employee’s Base Salary for a period beginning on the Termination Date and ending one (1) year from the Termination Date or if the Termination Date occurs in the third (3rd) year of this Agreement then Employee shall receive his pro-rata Base Salary until the third (3rd) anniversary of the date of this Agreement. Payments shall be payable in equal monthly installments beginning on the last day of the first month following the Termination Date; provided, however, that none of the benefits payable under Section 9(b)(ii) will be payable unless, and the obligation to pay any severance pursuant to Section 9(b)(ii) shall not accrue until, the Employee has signed and delivered an executed general release, which has become irrevocable, satisfactory to the Company in its reasonable discretion, releasing the Company and its Affiliates and their respective officers, directors, managers, members, partners and employees from any and all claims or potential claims arising from or related to the Employee’s employment or termination of employment, and

(viii)	all 300,000 shares of common stock under the Stock Option.
The Company entered into the Secured Convertible Promissory Note set forth above in Item 1.01 in full satisfaction of the termination of Mr. Pennington’s Employment Agreement.

Effective July 1, 2012, Vice President of Engineering, Thomas Schaefer terminated his Employment Agreement with the Company for good cause for the Company’s failure to pay his compensation under the Employment Agreement. The definition of Good Cause in Section 8 of the Employment Agreement, includes, but is not limited to, the Company’s failure to timely pay any compensation due to the Employee under the Employment Agreement and a reduction of the Employee’s compensation without Employee’s written consent. Mr. Schaefer provided the Company with notice of its failure to pay his Base Salary and waited past the 30 day cure period. Pursuant to Section 9(b) of the Employment Contract if the Employment Contract is terminated for Good Cause the Company is liable for the following:
(i)	on the sixth (6th) day following the Termination Date or the next regularly scheduled pay day of the Company following the Termination Date, respectively,
(A)	any accrued but unpaid Base Salary for services rendered through the Termination Date,

(B)	any accrued but unpaid expenses required to be reimbursed under Section 4 of the Employment Agreement, and
(C)	any vacation accrued to the Termination Date, and

(ii)
severance pay in an amount equal to Employee’s Base Salary for a period beginning on the Termination Date and ending one (1) year from the Termination Date or if the Termination Date occurs in the third (3rd) year of this Agreement then Employee shall receive his pro-rata Base Salary until the third (3rd) anniversary of the date of this Agreement. Payments shall be payable in equal monthly installments beginning on the last day of the first month following the Termination Date; provided, however, that none of the benefits payable under Section 9(b)(ii) will be payable unless, and the obligation to pay any severance pursuant to Section 9(b)(ii) shall not accrue until, the Employee has signed and delivered an executed general release, which has become irrevocable, satisfactory to the Company in its reasonable discretion, releasing the Company and its Affiliates and their respective officers, directors, managers, members, partners and employees from any and all claims or potential claims arising from or related to the Employee’s employment or termination of employment, and

(iii)
if the Employee terminates his employment for Good Reason, and thereafter engages in activities that are within the scope of the restrictions described in Section 7 of the Employment Agreement, Employee shall not be entitled to the severance payment described in clause (ii) of Section 9(b

During the year ended April 30, 2012, the Company defaulted on Jay Leaver, VP of Geology’s contract.  Mr. Leaver continues to perform his duties, as the Company and Mr. Leaver work out a resolution to the Default.
During the year ended April 30, 2012, the Company defaulted on Judson F. Hoover, CFO’s contract.  Mr. Hoover continues to perform his duties, as the Company and Mr. Hoover work out a resolution to the Default.
Included in accrued expenses – related parties is severance liability of $6,038,718 at April 30, 2012, which was calculated using a net present value of 10% for the remaining term.

Note 8 – Litigation
Except as set forth below, we are not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, our management believes that the resolution of any proceeding will not have a material adverse effect on our financial condition or results of operations.
Ballard Litigation
On June 7, 2012, James Ballard, Iva Ballard, John Dein, M.D., Ginger “Gigi” Toupal, William “Bruce” Pitts, Steven R. Henson, M.D., David K. Henson and Colin Richardson filed a lawsuit in the 134th district court in Dallas County, Texas.  The defendants in the lawsuit are Sun River Energy, Inc., Donal R. Schmidt, Jr., Robert B. Fields, Stephen W. Weathers, Thimothy S. Wafford, Daniel M. Cofall, Judson “Rick” Hoover, Mark Hall, Penny Schmidt, Sierra Foxtrot, LP, and Sierra Foxtrot GenPar, LLC.  The Plaintiffs allege breach of fiduciary duty, fraud, negligent misrepresentation, statutory fraud, violations of the Texas Securities Act, breach of contract, civil conspiracy, defamation, and fraudulent transfer.  The Plaintiffs purport to bring a shareholder derivative action on behalf of the Company seeking damages for the Company against each of the directors and several officers.  At the same time, the Plaintiffs seek to recover damages against the Company for the individual plaintiffs.  The Plaintiffs failed to make demand upon the Company’s board of directors prior to filing the derivative action, and failed to comply with other legal requirements (such as making demand upon the Company’s shareholders) prior to initiating such action.  The Company denies the allegations, does not believe the lawsuit is meritorious and has filed a motion to dismiss the lawsuit.  The Company is also seeking to recover its attorneys’ fees from the plaintiffs, as allowed by law.
BPC Litigation
On June 28, 2012, BPC Corp. (“BPC”) filed a lawsuit in the County Court at Law No. 3 in Dallas, Texas against the Company and Sun River Energy I, LLC and Donal R. Schmidt, Jr. alleging that the defendants breached the terms of a written lease agreement and seeking to recover damages against the Company and the other defendants in connection with the same.  BPC also alleges that the defendants committed various torts in connection with the alleged breach of the lease agreement.  The defendants have filed a general denial of the allegations.
Nova Leasing Litigation
On March 18, 2011, Nova Leasing, LLC (“Nova”) filed a lawsuit in the U.S. District Court for the District of Colorado against the Company and Securities Transfer Corporation (“STC”) in connection with a dispute involving a series of transactions between Nova and the Company, wherein Nova received 1,200,000 shares of the Company’s stock.  The stock was issued to Nova in connection with some oil and gas leases Nova assigned to the Company.  In 2006, the Company issued the stock and a promissory note for approximately $6,000,000 to Nova.  The Company paid approximately $1,000,000 to Nova, but couldn’t pay the remainder of the note, so the Company agreed to return all of the oil and gas leases to Nova.  The

Company entered into a release with Nova pursuant to advice from the Company’s previous general counsel.  The Company believes that Nova agreed to return the stock to the Company, but it was never returned.  In 2011, the Company discovered that its previous general counsel (who advised the Company in connection with the Nova transaction) was also a member of Nova Leasing, but this was not disclosed to the Company at the time of the transactions.  The Company added the previous general counsel as a party to the lawsuit.  In the lawsuit, the Company seeks the return of the 1,200,000 shares of stock, damages and attorneys’ fees from Nova based upon claims of rescission, unjust enrichment, fraud and breach of fiduciary duty.  In the lawsuit, Nova seeks damages, and attorneys’ fees from the Company.
Coral Capital Partners, Erik Nelson, and Steve Stephens Litigation
On January 1, 2011, the Company filed a lawsuit against Coral Capital Partners, Erik Nelson and Steve Stephens in Denver, Colorado.  This lawsuit involves Sun River’s refusal to remove a restrictive legend from approximately 125,000 shares of restricted stock issued to the defendants in connection with consulting services they were to perform for the Company.  Sun River refused to lift the legend because the defendants failed to perform the services they agreed to provide the Company and based upon insider trading by Nelson.  Sun River filed the suit to seek a declaratory judgment from the court regarding its obligations to remove the restrictive legend.  This lawsuit was settled on terms whereby Nelson agreed to return to the Company all shares still in his possession (approximately 25,000 shares) and Stephens agreed to return to the Company all shares in his possession, except for 40,000 shares which the Company allowed him to retain.  After the defendants agreed in writing to these terms, they reneged on the settlement.  Recently, the Company filed a motion for summary judgment in an attempt to resolve the case without having to proceed to trial.
Cicerone Litigation
On February 10, 2012, the Company filed a claim against Cicerone Corporate Development, LLC and J.H. Brech, LLC, former consultants for the Company, the C.E. McMillan Trust and Harry McMillan, (the “Defendants”) for violations of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Act”), for profits realized by the Defendants from transactions involving the Company’s stock.  The claim was filed as an adversary proceeding in the United States Bankruptcy Court, Northern District of Texas, Fort Worth Division.  The Company is seeking to recover short-swing profits estimated to be equal to at least $4 million from the Defendants in connection with a number of transactions involving the Company’s stock.  The Company is being represented in the litigation on a contingency basis to recover any short-swing profits from the Defendants. Under the contingent fee arrangement, the Company will not incur any out of pocket expenses or fees in connection with this matter.
Note 9 – Income taxes
The Company and its subsidiaries file a consolidated federal income tax return.
The Company's effective income tax rate of 34% for the years ended April 30, 2012 and 2011 respectively differed from the federal statutory rate due to valuation adjustments of 34% for the years ended April 30, 2012 and 2011 respectively.
The tax accruals are reflected as follows:
For the year ended April 30,	2012	2011

Income taxes (benefit)	$(8,449,000)	$(2,441,000)
Change in valuation allowance	8,449,000	2,441,000

	$0	$0

Deferred tax assets and liabilities are as follows as of April 30:
	2012	2011

Deferred tax assets relating to:
Net operating loss carryforward	$18,743,000	$10,294,000

Less valuation allowance	(18,743,000)	(10,294,000)

Total deferred tax asset	0	0
A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. The valuation allowance increased by approximately$8.4 million, and $2.4 million for the years ended April 30, 2012and 2011, respectively.
At April 30, 2011, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $18.7 million, to expire in years 2018 through 2031.
The Company routinely assesses potential uncertain tax positions and, if required, establishes accruals for such amounts. Only tax positions that meet the more-likely-than-not recognition threshold are recorded.

Note 11-Related party transactions

The Company utilizes air service from S&W Air for service to the CEO and other parties traveling on the Companies behalf.  Those services are provided at a rate of $1,500 per hour.  S&W Aircraft Leasing, LLC (“S&W Air”) is owned by our CEO and COO.  S&W Air does provide similar service on a limited basis to other parties at slightly higher rates.
The Company utilized the services of OMG Ventures LLC (“OMG”) for the purposes of making investor presentations.  OMG is owned by our CEO and COO.

On June 4, 2012, Sun River Energy, Inc. (the “Company” or “Sun River”) entered into a Secured Convertible Promissory Note (the “Note”) with Sierra Foxtrot, LP (the “Payee”). Sierra Foxtrot, LP is the family partnership of the Company’s Chairman of the Board, President and Chief Executive Officer, Donal R. Schmidt, Jr. Mr. Schmidt Mr. Schmidt is a limited partner Sierra Foxtrot, LP and is the managing member of Sierra Foxtrot, LP’s general partner, Sierra Foxtrot GenPar, LLC.
Payee and Mr. Schmidt accepted the Note in settlement of the amounts owed to Mr. Schmidt by the Company for failure of the Company to perform under Mr. Schmidt’s Employment Agreement. The Note is for a six month term and is due December 4, 2012. The principal amount of the Note is for Two Million Five Hundred Forty Five Thousand Eight Hundred Ninety Six and 10/100 Dollars ($2,545,896.10) and it bears an interest rate of four percent (4%) per annum. The Company may prepay the Note at any time without penalty or premium, upon 10 days written notice Payee and subject to the Payee’s right to convert as provided for in the Note.
Prior to the Due Date, Payee shall have the option in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to $0.20 per share. After the Due date, Payee of the Note shall have the option, in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to 85% of the closing price per share on the date immediately preceding the date of the written notice.
A default exists under this note if (1) Maker fails to timely pay or perform any obligation or covenant in this Note or any written agreement between Payee and Maker or any Other Obligated Party; (2) any warranty, covenant, or representation in this note or in any other written agreement between Payee and Maker is materially false when made; (3) a receiver is appointed for Maker or any property on which a lien or security interest is created as security (the "Collateral Security") for any part of this note; (4) any Collateral Security is assigned for the benefit of creditors; (5) a bankruptcy or insolvency proceeding is commenced by Maker; (6) (a) a bankruptcy or insolvency proceeding is commenced against Maker and (b) the proceeding continues without dismissal for sixty days, the party against whom the proceeding is commenced admits the material allegations of the petition against it, or an order for relief is entered; (7) the Maker is dissolved, begins to wind up its affairs, is authorized to dissolve or wind up its affairs by its governing body or persons, or any event occurs or condition exists that permits the dissolution or winding up of the affairs of the Maker; (8) a Change in Control of Maker occurs as set forth in the definition below; or (8) any Collateral Security is impaired by loss, theft, damage, levy and execution, issuance of an official writ or order of seizure, or destruction, unless it is promptly replaced with collateral security of like kind and quality or restored immediately to its former condition.
Change in Control Defined. For purposes of this note, "Change in Control" shall mean the occurrence of any of the following:
(i) any person or "group" (within the meaning of Section 13(d)(3) of the 1934 Act), acquiring "beneficial ownership" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of fifty percent (50%) or more of the aggregate voting power of the capital stock ordinarily entitled to elect directors of the Company;
(ii) the sale of all or substantially all of the Company's assets in one or more related transactions to a person other than such a sale to a subsidiary of the Company which does not involve a change in the equity holdings of the Company; or
(iii) any merger, consolidation, reorganization or similar event of the Company or any of its subsidiaries, as a result of which the holders of the voting stock of the Company immediately prior to such merger, consolidation, reorganization or similar event do not directly or indirectly hold at least fifty-one percent (51%) of the aggregate voting power of the capital stock of the surviving entity.
On June 4, 2012, Sun River Energy, Inc. (the “Company” or “Sun River”) entered into a Secured Convertible Promissory Note (the “Note”) with its Chief Operating Officer, Thimothy S. Wafford (the “Payee”).
Payee accepted the Note in settlement of the amounts owed to Payee by the Company for failure of the Company to perform under his Employment Agreement. The Note is for a six month term and is due December 4, 2012. The principal amount of the Note is for Two Million Five Hundred Forty Five Thousand Eight Hundred Ninety Six and 10/100 Dollars ($2,545,896.10) and it bears an interest rate of four percent (4%) per annum. The Company may prepay the Note at any time without penalty or premium, upon 10 days written notice Payee and subject to the Payee’s right to convert as provided for in the Note.
Prior to the Due Date, Payee shall have the option in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to $0.20 per share. After the Due date, Payee of the Note shall have the option, in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to 85% of the closing price per share on the date immediately preceding the date of the written notice.
A default exists under this note if (1) Maker fails to timely pay or perform any obligation or covenant in this Note or any written agreement between Payee and Maker or any Other Obligated Party; (2) any warranty, covenant, or representation in this note or in any other written agreement between Payee and Maker is materially false when made; (3) a receiver is appointed for Maker or any property on which a lien or security interest is created as security (the "Collateral Security") for any part of this note; (4) any Collateral Security is assigned for the benefit of creditors; (5) a bankruptcy or insolvency proceeding is commenced by Maker; (6) (a) a bankruptcy or insolvency proceeding is commenced against Maker and (b) the proceeding continues without dismissal for sixty days, the party against whom the proceeding is commenced admits the material allegations of the petition against it, or an order for relief is entered; (7) the Maker is dissolved, begins to wind up its affairs, is authorized to dissolve or wind up its affairs by its governing body or persons, or any event occurs or condition exists that permits the dissolution or winding up of the affairs of the Maker; (8) a Change in Control of Maker occurs as set forth in the definition below; or (8) any Collateral Security is impaired by loss, theft, damage, levy and execution, issuance of an official writ or order of seizure, or destruction, unless it is promptly replaced with collateral security of like kind and quality or restored immediately to its former condition.

Change in Control Defined. For purposes of this note, "Change in Control" shall mean the occurrence of any of the following:
(i) any person or "group" (within the meaning of Section 13(d)(3) of the 1934 Act), acquiring "beneficial ownership" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of fifty percent (50%) or more of the aggregate voting power of the capital stock ordinarily entitled to elect directors of the Company;
(ii) the sale of all or substantially all of the Company's assets in one or more related transactions to a person other than such a sale to a subsidiary of the Company which does not involve a change in the equity holdings of the Company; or
(iii) any merger, consolidation, reorganization or similar event of the Company or any of its subsidiaries, as a result of which the holders of the voting stock of the Company immediately prior to such merger, consolidation, reorganization or similar event do not directly or indirectly hold at least fifty-one percent (51%) of the aggregate voting power of the capital stock of the surviving entity.
On June 4, 2012, Sun River Energy, Inc. (the “Company” or “Sun River”) entered into a Secured Convertible Promissory Note (the “Note”) with its General Counsel and Secretary, James E. Pennington (the “Payee”).
Payee accepted the Note in settlement of the amounts owed to Payee by the Company for failure of the Company to perform under his Employment Agreement. The Note is for a six month term and is due December 4, 2012. The principal amount of the Note is for Two Hundred Ninety Eight Thousand Seven Hundred Ninety One and 57/100 Dollars ($298,791.57) and it bears an interest rate of four percent (4%) per annum. The Company may prepay the Note at any time without penalty or premium, upon 10 days written notice Payee and subject to the Payee’s right to convert as provided for in the Note.
Prior to the Due Date, Payee shall have the option in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to $0.20 per share. After the Due date, Payee of the Note shall have the option, in its sole discretion, upon written notice to the Company, to convert all or part of the principal balance and interest, but not the employer or employee taxes, into shares of common stock of the Company at a price per share equal to 85% of the closing price per share on the date immediately preceding the date of the written notice.
A default exists under this note if (1) Maker fails to timely pay or perform any obligation or covenant in this Note or any written agreement between Payee and Maker or any Other Obligated Party; (2) any warranty, covenant, or representation in this note or in any other written agreement between Payee and Maker is materially false when made; (3) a receiver is appointed for Maker or any property on which a lien or security interest is created as security (the "Collateral Security") for any part of this note; (4) any Collateral Security is assigned for the benefit of creditors; (5) a bankruptcy or insolvency proceeding is commenced by Maker; (6) (a) a bankruptcy or insolvency proceeding is commenced against Maker and (b) the proceeding continues without dismissal for sixty days, the party against whom the proceeding is commenced admits the material allegations of the petition against it, or an order for relief is entered; (7) the Maker is dissolved, begins to wind up its affairs, is authorized to dissolve or wind up its affairs by its governing body or persons, or any event occurs or condition exists that permits the dissolution or winding up of the affairs of the Maker; (8) a Change in Control of Maker occurs as set forth in the definition below; or (8) any Collateral Security is impaired by loss, theft, damage, levy and execution, issuance of an official writ or order of seizure, or destruction, unless it is promptly replaced with collateral security of like kind and quality or restored immediately to its former condition.
Change in Control Defined. For purposes of this note, "Change in Control" shall mean the occurrence of any of the following:
(i) any person or "group" (within the meaning of Section 13(d)(3) of the 1934 Act), acquiring "beneficial ownership" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of fifty percent (50%) or more of the aggregate voting power of the capital stock ordinarily entitled to elect directors of the Company;
(ii) the sale of all or substantially all of the Company's assets in one or more related transactions to a person other than such a sale to a subsidiary of the Company which does not involve a change in the equity holdings of the Company; or
(iii) any merger, consolidation, reorganization or similar event of the Company or any of its subsidiaries, as a result of which the holders of the voting stock of the Company immediately prior to such merger, consolidation, reorganization or similar event do not directly or indirectly hold at least fifty-one percent (51%) of the aggregate voting power of the capital stock of the surviving entity.
The Notes with Sierra Foxtrot, LP, Thimothy S. Wafford and James E. Pennington (collectively the “Mortgagees”) are secured by a Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenue signed by Sun River Energy, Inc. on June 4, 2012 (the “Mortgage”). The Mortgage covers the entire right, title and interest of the Company of whatsoever kind and nature, including but not limited to interest in coal, oil and gas, gold, silver, timber and any other mineral rights of any type and nature, or any real property rights, oil and gas leasehold interests, royalty interests, and overriding royalty interest owned by the Company in any and all land located in Colfax County, New Mexico.
Under the Mortgage, the Company mortgaged, granted, bargained, sold, assigned and conveyed unto Mortgagees, with mortgage covenants, the following: an undivided 47.5% unto Mortgagee Sierra Foxtrot, LP, an undivided 47.5% unto Mortgagee Thimothy S. Wafford and an undivided 5% unto Mortgagee James E. Pennington, in and to:
A. The entire right, title and interest of Mortgagor of whatsoever kind and nature, including but not limited to interests in coal, oil and gas, gold, silver, timber and any other base or precious metals, and any other mineral rights of any type and nature, or any real property rights, oil and gas leasehold interests, royalty interests, and overriding royalty interests owned by Company in any and all land located in Colfax County, New Mexico.
B. All of Company’s interests (whether now owned or hereafter acquired by operation of law or otherwise) in and to all presently existing and hereafter created oil, gas and/or mineral unitization, pooling and/or commoditization agreements, declarations and/or orders, and in and to the properties covered and the units created thereby (including, without limitation, units formed under orders, rules, regulations or other official acts of any federal, state or other authority having jurisdiction and the so called "working interest units" created under operating agreements or otherwise), which cover, affect or otherwise relate to the properties owned by Company in Colfax County, New Mexico;

C. All of Company’s interests in and rights under (whether now owned or hereafter acquired by operation of law or otherwise) all presently existing and hereafter created operating agreements, equipment leases, production sales, purchase, exchange and/or processing agreements, transportation agreements, farmout and/or farm-in agreements, salt water disposal agreements, area of mutual interest agreements, and other contracts and/or agreements which cover, affect, or otherwise relate to the properties described above or to the operation of such properties or to the treating, handling, storing, transporting or marketing of oil, gas or other minerals produced from (or allocated to) such property;
D. All of Company’s interest (whether now owned or hereafter acquired by operation of law or otherwise) in and to all equipment, improvements, materials, supplies, fixtures and other property (including, without limitations all wells, pumping units, wellhead equipment, tanks, pipelines, flowlines, gathering lines, compressors, dehydration units, separators, meters, buildings, and power, telephone and telegraph lines) and all easements, servitudes, rights-of-way, surface leases and other surface rights, which are now or hereafter used, or held for use, in connection with the properties described above, or in connection with the treating, handling, storing, transporting, or marketing of oil, gas or other minerals produced from (or allocated to) such property;
E. All oil, gas, other hydrocarbons, and other minerals produced from or allocated to the Mortgaged Property, and any products processed or obtained therefrom (herein collectively called the "Production");
F. All equipment, inventory, improvements, fixtures, accessions, goods and other personal property of whatever nature now or hereafter located on or used or held for use in connection with the Mortgaged Property (or in connection with the operation thereof or the treating, handling, storing, transporting, processing, or marketing of Production) and all renewals or replacements thereof or substitutions therefor;
G. All contract rights, contractual rights, and other general intangibles related to the Mortgaged Property, the operation thereof (whether Mortgagor is operator or non-operator), or the treating, handling, storing, transporting, processing, or marketing of Production, or under which the proceeds of Production arise or are evidenced or governed;
H. All proceeds of the Collateral or payments in lieu of Production from the Collateral (such as take-or-pay payments), whether such proceeds or payments are goods, money, documents, instruments, chattel paper, securities, accounts, general intangibles, fixtures, real property, or other assets.
Messrs. Schmidt, Wafford and Pennington have each agreed to continue to perform their respected duties as officers and/or directors for the next six (6) months on an at-will basis for the following salaries:
a) Donal R. Schmidt, Jr. – $25,000 per month and if the Company is not able to pay cash he agrees to accept 125,000 shares of common stock of the Company per month in lieu thereof;
b) Thimothy S. Wafford – $25,000 per month and if the Company is not able to pay cashhe agrees to accept 125,000 shares of common stock of the Company per month in lieu thereof; and
c) James E. Pennington – $18,750 per month and if the Company is not able to pay in cash, then Mr. Pennington, may at his option, accept shares of common stock of the Company based upon a per share price of $0.20 for any portion of his salary in lieu of cash.
Effective June 4, 2012, Donal R. Schmidt, Jr. terminated his Employment Contract with Sun River Energy, Inc. (the “Company”) for good reason for the Company’s failure to pay his compensation and bonus for the year ending April 30, 2011 under the Employment Contract. The definition of Good Reason in Section 4 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation or bonuses due to the Employee under the Employment Agreement. Mr. Schmidt provided the Company with notice of its failure to pay his Base Salary and bonus and waited past the 30 day cure period. Pursuant to Section 5(a) of the Employment Contract if the Employment Contract is terminated for Good Reason, the Company is liable for the following:
(i)	Any unpaid Base Compensation accrued through the date of termination;
(ii)	Any unreimbursed expenses properly incurred prior to the date of termination;

(iii)	Any awards previously granted pursuant to the Stock Plan that have fully vested and, if applicable, exercisable, on the date of such termination of employment;
(iv)
Any amounts or rights to which Mr. Schmidt is entitled under any other written agreements with the Company or written Company policy or pursuant to any Company benefit or welfare plans in effect on the date of termination;

(v)	In year two, one lump-sum payment of severance pay equal to two (2) times the Base Compensation and
(vi)
Beginning in year three and any subsequent year in which this contract is in effect, one lump-sum payment of severance equal to two (2) times the annualized Base Compensation Rate (at the rate then in effect at the time of such termination) for the remainder of the Term.

Payments due under clauses (i) and (ii) above shall be paid by the Company within ten (10) days after the date of termination of Mr. Schmidt’s employment. Paymentsunder clauses (iii) and (iv) shall be paid pursuant to the terms of the applicable agreements or plans. Payments under clause (v) shall be paid within thirty (30) days after the date of termination.
The Company entered into the Secured Convertible Promissory Note with Sierra Foxtrot, LP, set forth above in Item 1.01, in full satisfaction of the termination of Mr. Schmidt’s Employment Agreement.
Effective June 4, 2012, Thimothy S. Wafford, Chief Operating Officer, terminated his Employment Contract with Sun River Energy, Inc. (the “Company”) for good reason for the Company’s failure to pay his compensation and bonus for the year ending April 30, 2011 under the Employment Contract. The definition of Good Reason in Section 4 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation or bonuses due to the Employee under the Employment Agreement. Mr. Wafford provided the Company with notice of its failure to pay his Base Salary and bonus and waited past the 30 day cure period. Pursuant to Section 5(a) of the Employment Contract if the Employment Contract is terminated for Good Reason, the Company is liable for the following:
(i)	Any unpaid Base Compensation accrued through the date of termination;
(ii)	Any unreimbursed expenses properly incurred prior to the date of termination;

(iii)	Any awards previously granted pursuant to the Stock Plan that have fully vested and, if applicable, exercisable, on the date of such termination of employment;
(iv)
Any amounts or rights to which Mr. Wafford is entitled under any other written agreements with the Company or written Company policy or pursuant to any Company benefit or welfare plans in effect on the date of termination;

(v)	In year two, one lump-sum payment of severance pay equal to two (2) times the Base Compensation and
(vi)
Beginning in year three and any subsequent year in which this contract is in effect, one lump-sum payment of severance equal to two (2) times the annualized Base Compensation Rate (at the rate then in effect at the time of such termination) for the remainder of the Term.

Payments due under clauses (i) and (ii) above shall be paid by the Company within ten (10) days after the date of termination of Mr.Wafford’s employment. Paymentsunder clauses (iii) and (iv) shall be paid pursuant to the terms of the applicable agreements or plans. Payments under clause (v) shall be paid within thirty (30) days after the date of termination.
The Company entered into the Secured Convertible Promissory Note, set forth above in Item 1.01, in full satisfaction of the termination of Mr. Wafford’s Employment Agreement.
On June 4, 2012, James E. Pennington terminated his Employment Contract with Sun River Energy, Inc. (the “Company”) for good cause for the Company’s failure to pay his compensation under the Employment Contract. The definition of Good Cause in Section 8 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation due to the Employee under the Employment Agreement and a reduction of the Employee’s compensation without Employee’s written consent. Mr. Pennington provided the Company with notice of its failure to pay his Base Salary and waited past the 30 day cure period. Pursuant to Section 9(b) of the Employment Contract if the Employment Contract is terminated for Good Cause the Company is liable for the following:
(vi)	on the sixth (6th) day following the Termination Date or the next regularly scheduled pay day of the Company following the Termination Date, respectively,
(A)	any accrued but unpaid Base Salary for services rendered through the Termination Date,

(B)	any accrued but unpaid expenses required to be reimbursed under Section 4 of the Employment Agreement, and
(C)	any vacation accrued to the Termination Date, and

(vii)
severance pay in an amount equal to Employee’s Base Salary for a period beginning on the Termination Date and ending one (1) year from the Termination Date or if the Termination Date occurs in the third (3rd) year of this Agreement then Employee shall receive his pro-rata Base Salary until the third (3rd) anniversary of the date of this Agreement. Payments shall be payable in equal monthly installments beginning on the last day of the first month following the Termination Date; provided, however, that none of the benefits payable under Section 9(b)(ii) will be payable unless, and the obligation to pay any severance pursuant to Section 9(b)(ii) shall not accrue until, the Employee has signed and delivered an executed general release, which has become irrevocable, satisfactory to the Company in its reasonable discretion, releasing the Company and its Affiliates and their respective officers, directors, managers, members, partners and employees from any and all claims or potential claims arising from or related to the Employee’s employment or termination of employment, and

(viii)	all 300,000 shares of common stock under the Stock Option.
The Company entered into the Secured Convertible Promissory Note set forth above in full satisfaction of the termination of Mr. Pennington’s Employment Agreement.
Effective July 1, 2012, Vice President of Engineering, Thomas Schaefer terminated his Employment Agreement with the Company for good cause for the Company’s failure to pay his compensation under the Employment Agreement. The definition of Good Cause in Section 8 of the Employment Agreement, includes but is not limited to, the Company’s failure to timely pay any compensation due to the Employee under the Employment Agreement and a reduction of the Employee’s compensation without Employee’s written consent. Mr. Schaefer provided the Company with notice of its failure to pay his Base Salary and waited past the 30 day cure period. Pursuant to Section 9(b) of the Employment Contract if the Employment Contract is terminated for Good Cause the Company is liable for the following:
(i)	on the sixth (6th) day following the Termination Date or the next regularly scheduled pay day of the Company following the Termination Date, respectively,
(A)	any accrued but unpaid Base Salary for services rendered through the Termination Date,

(B)	any accrued but unpaid expenses required to be reimbursed under Section 4 of the Employment Agreement, and
(C)	any vacation accrued to the Termination Date, and
(ii)
severance pay in an amount equal to Employee’s Base Salary for a period beginning on the Termination Date and ending one (1) year from the Termination Date or if the Termination Date occurs in the third (3rd) year of this Agreement then Employee shall receive his pro-rata Base Salary until the third (3rd) anniversary of the date of this Agreement. Payments shall be payable in equal monthly installments beginning on the last day of the first month following the Termination Date; provided, however, that none of the benefits payable under Section 9(b)(ii) will be payable unless, and the obligation to pay any severance pursuant to Section 9(b)(ii) shall not accrue until, the Employee has signed and delivered an executed general release, which has become irrevocable, satisfactory to the Company in its reasonable discretion, releasing the Company and its Affiliates and their respective officers, directors, managers, members, partners and employees from any and all claims or potential claims arising from or related to the Employee’s employment or termination of employment, and

(iii)
if the Employee terminates his employment for Good Reason, and thereafter engages in activities that are within the scope of the restrictions described in Section 7 of the Employment Agreement, Employee shall not be entitled to the severance payment described in clause (ii) of Section 9(b).

The Company does not utilize currently, but historically did utilize a consultant, who was a 16b reporting party.

Below is a summary of related party transactions

Note 10 – Subsequent Events
On July 27, 2012, Sun River Energy, Inc. (the "Company") entered into a Contract for Sale (“Agreement”) with Mericol, Inc. (“Buyer”) to sell only its gold, silver, iron ore, copper and coal interests in Colfax County, New Mexico. The Company will retain all other mineral interests or mineral extracts and timber interests. The Company is also granting Buyer a three (3) year option to acquire a 5% working interest in any oil and/or gas (including coalbed methane) wells drilled on the Company’s lands. The Agreement has an effective date of July 27, 2012 (the “Effective Date”).
Under the terms of the Agreement, Buyer shall pay the Company the Purchase Price consisting of the following: (1) five hundred thousand dollars ($500,000) and (2) two million five hundred sixty four thousand one hundred and three (2,564,103) shares of Buyer’s common stock (the “Shares”), which shall be subject to a lock-up period of twelve (12) months.
For a period of three (3) years from the effective date, the Company has the right to nominate one (1) director to the board of directors of Buyer, and to the extent permitted by applicable law, the Buyer shall use its reasonable efforts to cause the election of the Company’s nominee to the Buyer’s board of directors. If the Company’s designee to Buyer’s board of directors is not elected to the board at any annual or special general meeting of the shareholders of Buyer at which the designee stood for election, then no later than three (3) days following such meeting of the shareholders, the Buyer shall appoint a replacement director designated in writing by the Company to the Buyer’s board either by expanding the size of the board or, to the extent permitted by applicable law, causing a board member not designated by the Company to resign.
On July 11, 2012, Sun River Energy, Inc. (the "Company") entered into a Purchase Sale Agreement (“PSA”) with Katy Resources ETX, LLC (“Katy”) to sell the Company’s interest in approximately 650gross acres of leasehold interest inthe Neal Heirs Gas Unit in Panola Counties in East Texas. The sale is limited to the Company’s interest in the leases commencing at the surface of the Earth and extending down to the Topof the Travis Peak Formation, less and except the wellbore of the Neal Heirs #1 Well(the “Well”), all personal property and equipment located thereon or used and obtained in connection therewith and the right to produce oil and/or gas from same, together with the subsurface rights in and under 40 acres in the form of a square with the Well in the center.The PSA has an effective date of July 11, 2012and an anticipated closing date of no later than August 31, 2012.
Under the terms of the PSA, at closing, the Company and Katy will agree to amend the Promissory Note between the Company and Katy dated February 7, 2011(the “Note”) and reduce the principal balance on the Noteby two million dollars($2,000,000).
Before the closing, Katy intends to conduct customary due diligence of the assets to be acquired so as to assess material title deficiencies and environmental matters. If, prior to the closing, the parties ultimately determine that the aggregate dollar value of any title deficiencies, casualty or condemnation losses, or environmental liabilities exceeds $300,000 of the purchase price, then, pursuant to the Purchase Agreement, either the Company or Katy may terminate the Purchase Agreement.
Each party’s obligation to consummate the Acquisition is conditioned upon, among other things, (i) confirmation of the parties’ representations and warranties as of the closing, (ii) the parties’ performance, in all material respects, of all covenants, and (iii) the receipt of all required approvals and consents to the Acquisition. This is a summary only and not a complete list of conditions to closing.
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
The standardized measure of discounted future net cash flows for 2012 was computed by applying average oil and gas prices for the 12 months prior to year-end to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10%.
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
Once the reserve database has been entirely updated with current information and all relevant technical support material has been assembled, Sun River’s independent engineering firm McCartney Engineering, LLC. meets with Sun River’s technical personnel to review field performance and future development plans. Following these reviews the reserve database and supporting data is furnished to McCartney Engineering, LLC so that they can prepare their independent reserve estimates and final report.
McCartney Engineering, LLC is a Colorado Registered Engineering Firm. Our primary contact at Jack McCartney is Mr. McCartney, Manager. Mr. McCartney is a State of Colorado Licensed Professional Engineer. See Exhibit 99.2 of this Annual Report on Form 10-K for the consent from McCartney Engineering, LLC and further information regarding the professional qualifications of Mr. McCartney.
The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by McCartney Engineering, LLC.independent petroleum consultants.
During the year 2012, the Company took an impairment charge to their oil and gas properties of $8,300,000.  The charge is primarily due to a lack of available investment capital as commodity prices remain low, and low commodity prices.

Summary of Changes in Proved Reserves
	As of April 30, 2012
	bbls	Mcf
Proved reserves
Beginning of year	57,600	14,669,900
Purchase of reserves in place	-	-
Discoveries and extensions	-	-
Revisions of previous estimates	(57,589)	(14,509,532)
Production	-	(61,000)

End of year	11	99,368

Proved developed reserves
Beginning of year	17,300	4,513,600
End of year	11	99,368
Proved undeveloped reserves
Beginning of year	40.2	10,156,300
End of year	-	-

Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves
Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves
April 30,
2012

Future cash inflows	$494,119
Future production costs and taxes	293,218
Future development costs	-
Future income tax expenses	-

Net future cash flows	$200,901
Discounted at 10% for estimated timing of cash flows	(45,500)

Standardized measure of discounted future net cash flows	$155,401

Year Ended April 30, 2012

Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (Mcf):
Proved developed	99,369
Proved undeveloped	-
Total	99,369
Net oil reserves (Bbls):
Proved developed	11
Proved undeveloped	-
Total	11
Total Net Proved Natural Gas & Oil Reserves (Mcfe)	99,435
Estimated Present Value of Net Proved Reserves:
PV-10 Value (in thousands)
Proved developed	$155
Proved undeveloped	-
Total	$155
Less: future income taxes, discounted at 10%	—
Standardized measure of discounted future net cash flows (in thousands)(3)	$155

Prices Used in Calculating Reserves:
Natural Gas (per Mcf)	$4.97
Oil (per Bbl)	$95.48
Proved Developed Reserves (MCFe)	99,435

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using average prices at the first of the month for the twelve months prior to April 30, 2012, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The prices used at April 30, 2012 were $95.48 per Bbl and $4.97 per Mcf. No deduction has been made for depreciation, depletion or any indirect costs such as general corporate overhead or interest expense.
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