Form 10-K/A
period 2012-04-30
SUN RIVER ENERGY, INC
filed 2012-08-20
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The purpose of this Amendment No. 1 to Sun River Energy, Inc.'s Annual Report on Form 10-K for the year ended April 30, 2012, filed with the Securities and Exchange Commission on August 16, 2012, is solely to furnish Exhibit 101 to the Form 10-K and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM  6.    EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Interactive data files pursuant to Regulation 405 of Rule S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUN RIVER ENERGY, INC.

Date: August 20, 2012	By:	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr. Chief Executive Officer and President
(Principal Executive)
Date: August 20, 2012	By:	/s/ J F Hoover
J. F. Hoover, Chief Financial Officer (Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: : August 20, 2012	By:	/ s/Donal R. Schmidt, Jr.
Donal Schmidt, Chief Executive Officer, President and Chairman of the Board
(Principal Executive)

Date: August 20, 2012	By:	/s/ J F Hoover
J. F. Hoover, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 20, 2012	By:	/s/Robert B. Fields
Robert B. Fields and Director

Date: August 20, 2012	By:	/s/Dan Cofall
Dan Cofall, Director

Date: August 20, 2012	By:	/s/ Stephen W. Weathers
Stephen W. Weathers, Director

Date: August 20, 2012	By: /s/ Mark A. Hall
Mark A. Hall, Director