Form 10-Q
period 2012-07-31
SUN RIVER ENERGY, INC
filed 2012-09-21
CIK 1066551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 42,729,608 shares issued and outstanding of the registrant’s Common Stock as of September 13, 2012.

PART I—FINANCIAL INFORMATION
Sun River Energy, Inc.
Consolidated Balance Sheets
(in thousands)

	July 31,	April 30,
	2012	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$399	$128
Accounts receivable, net	44	17
Total current assets	443	145
Oil and gas properties—net, based on full cost
method of accounting:
Property subject to amortization	155	155
Property not evaluated and not subject to amortization	12,045	12,527
Furniture, fixtures, and equipment, net	75	78
Total assets	$12,718	$12,905
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$3,152	$3,045
Accrued expenses – related parties	723	6,194
Asset retirement obligations – current	125	125
Notes payable	620	474
Notes payable – related party	9,616	4,225
Total current liabilities	14,236	14,063
Asset retirement obligations, net of current portion	3	3
Total liabilities	14,239	14,066
Commitments and contingencies
Stockholders’ equity
Preferred Stock, 8,750,000 shares authorized, par value $.01 No shares were	-	-
issued and outstanding as of July 31, and April 30, 2012
8% Series A cumulative convertible preferred stock, par value $.01;	1	1
authorized 1,250,000 shares, 50,000 shares issued and outstanding as of
July 31, and April 30, 2012
Common stock — $.0001 par value; authorized 100,000,000 shares:	4	3
33,562,369 shares and 41,193,670 shares are issued and outstanding as of
July 31, and April 30, 2012, respectively
Additional paid-in-capital	42,560	39,862
Accumulated deficit	(44,086)	(41,027)
Total stockholders’ equity	(1,521)	(1,161)
Total liabilities and stockholders' equity	$12,718	$12,905

The accompanying notes are an integral part of these consolidated financial statements.

SUN RIVER ENERGY, INC.
Consolidated Statements of Operations
(Unaudited, in thousands, except for per share data)

For the three months ended,
	July 31,
	2012	2011

Revenues	$21	$111

Operational expenses:
Lease operating expense and taxes	28	160
Depreciation, depletion and amortization	3	41
General and administrative	2,927	2,456

Total operational expenses	2,958	2,657

Loss from operations	(2,937)	(2,546)

Other income (expense)
Interest expense	(122)	(105)

Net loss applicable to common stockholders	(3,059)	(2,651)

Per share information
Net loss per common share
Basic and diluted	$(0.08)	$(0.09)

Weighted average number
of common stock outstanding	38,687,310	29,327,891

The accompanying notes are an integral part of these consolidated financial statements.

Sun River Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited, in thousands)
	For the Three Months Ended
	July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,059)	$(2,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization, and accretion of asset retirement obligation	3	41
Equity issued for services	2,501	1,092
Changes in current assets and liabilities:
Decrease (increase) in accounts receivable	(27)	138
Increase in accounts payable and accrued liabilities	35	945
Decrease in other assets and other liabilities	-	(5)
Net cash used in operating activities	(547)	(440)

Cash flows from investing activities:
Investment in oil and gas properties	(18)	(1,318)
Proceeds from sale of mineral interest	500	-
Net cash provided by (used in) investing activities	482	(1,318)

Cash flows from financing activities:
Preferred stock issued for cash	-	855
Proceeds from notes payable	150	-
Proceeds from sale of common stock	190	-
Payments on notes payable	(4)	(3)
Net cash provided by (used in) financing activities	336	852
Net (decrease) increase in cash	271	(906)
Cash and cash equivalents — beginning of period	128	1,489

Cash and cash equivalents — end of period	$399	$583

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$3	$5

Issuance of common stock for payment of dividends on preferred stock conversion	$-	$6

Issuance of common stock for payment of accounts payable	$8	$-
Issuance of note payable – related party for settlement of breach of contract	$1,087	$-

The accompanying notes are an integral part of these consolidated financial statements.

Sun River Energy, Inc.
Notes to the Consolidated Financial Statements
July 31, 2012
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
As of July 31, 2012 Sun River owns mineral interests in New Mexico and Texas
	Developed Acres (A)		Undeveloped Acres (A)		Total Acres
Location	Gross	Net	Gross	Net	Gross	Net

New Mexico	0	0	201,844	190,638	201,844	190,638
Texas	2,554	2,239	2,370	2,253	4,925	4,492
Total	2,554	2,239	204,214	192,891	206,769	195,130
(A)	Undeveloped acreage may be contained in acreage that is held by production, or has been unitized with acreage that is currently under production.
Sun River’s largest asset is its undeveloped acreage in the Raton Basin of Colfax County, New Mexico. The Company owns subsurface and timber rights in fee simple. As of July 31, 2012, the total rights approximate 201,844 gross acres.
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
During the current quarter, some of the leases on undeveloped acreage have expired.
Basis of Presentation
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

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013. These interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements presented in the Company’s April 30, 2012 Annual Report on Form 10-K, and the current year's reports on Forms 10-Q and 8-K. In the opinion of management of the Company, when the interim financial statements and notes are so read, management believes the disclosures are adequate to make the information presented not misleading. For all periods reported, other comprehensive loss equals net loss. Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.
Going concern considerations
During the three months ended July 31, 2012, the Company incurred a loss of $3,059,000, and has negative working capital of $13,793,000 at July 31, 2012. Approximately $10,339,000 of the negative working capital position was comprised of amounts owed to significant stockholders, including Officers of the Company. The Company is attempting to raise capital to resolve the working capital requirements and develop the oil and gas assets. The Company has multiple options available to meet the current financial obligations when due, summarized as follows:

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

In applying the full cost method, the Company will perform an impairment test (ceiling test) at each reporting date, whereby the carrying value of full cost pool is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions. If capitalized costs of the full-cost pool exceed this limit, the excess is charged as an impairment expense.
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
Recent accounting standards
In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities, to improve reporting and transparency of offsetting (netting) assets and liabilities and the related effects on the financial statements. This ASU is effective for fiscal years and interim periods within those years beginning on or after January 1, 2013. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Note 2 – Oil Properties, Leases and Mineral Rights
Gas Properties, Leases and Mineral Rights
All of the Company’s oil and gas properties are located in the United States. The Company’s oil and gas properties consist of the following at July 31, 2012 (,000 omitted):
Proved Properties	Acquisition Costs	Development Costs	Depletion	Asset Retirement Costs	Total
Balance at July 31, 2012	$0	$152	$(125)	$128	$155

Unevaluated Properties	Acquisition Costs	Development Costs	Impairment of Properties	Asset Retirement Costs	Total
Total at April 30, 2012	$13, 426	-	$(899)	-	$12,527
Activity-May 1, 2012 to July 31, 2012	(482)				(482)
Balance at July 31, 2012	$12,944		$(899)		$12,045

Note 3 – Notes Payable
The Company’s outstanding Notes Payable consisted of the following as of July 31, 2012:
Notes Payable
Balance as of April 30, 2012	$474,000
Proceeds	150,000
Payments	(4,000)
Balance as of July 31, 2012	$620,000

Notes payable - related parties
Balance as of April 30, 2012	$4,225,000
Proceeds	-
Conversions from accounts payable – related parties	5,391,000
Balance as of July 31, 2012	$9,616,000
During the quarter ended July 31, 2012, the Company issued a convertible debenture to an unrelated party, for cash received of $150,000. The Company has made cash payments in the amount of $4,000 and converted $5,391,000 of amounts due under management agreements to notes payable.

Note 4 – Stockholders’ Equity (Deficit)
Common Stock
Issuances of common stock were valued at the fair market value on the date of issuance.
During the quarter ended July 31, 2012, the Company issued 5,491,301 shares of its common stock to certain individuals and service providers in return for their services. The Company recognized an expense of $2,501,000 based on an average issuance price of $.46 per share.
During the quarter ended July 31, 2012, the Company issued 950,000 shares of its restricted common stock for cash under a private placement memorandum.
During the quarter, the Company issued 1,150,000 shares in settlement of accounts payable in litigation.  The Company may issue additional shares to settle such transactions.

Note 5-Related party transactions

The Company utilizes air service from S&W Aircraft Leasing LLC for service to the CEO and other parties traveling on the Companies behalf. Those services are provided at a rate of $1,500 per hour. S&W Aircraft Leasing, LLC (“S&W Air”) is owned equally by our CEO and COO. S&W Air does provide similar service on a limited basis to other parties at slightly higher rates.

Below is a summary of related party transactions

Name	Relation to the company	Relation to the vendor	Vendor	Invoiced	Amount paid in cash	Related party's interest	Service provided/ assets sold
Donal R Schmidt	CEO	Co-owner	S&W Aircraft	$69,450	$49,500	50%	Air travel to CEO and other required parties.
Thimothy S. Wafford	COO	Co-owner	S&W Aircraft	$69,450	$49,500	50%	Air travel to CEO and other required parties.

Note 6-Subsequent events

As reported in the annual report on form 10-K for the year ended April 30, 2012, the Company continues to pursue a purchase and sale agreement with Katy to reduce our note with Katy.  The Company is currently waiting on approvals by third parties.

On September 8, 2012, James E. Pennington resigned as Sun River Energy, Inc. (the “Company”) General Counsel and Corporate Secretary.

On September 7, 2012, Jay Leaver resigned as the Company’s Vice President of Geology.  The Company entered into a promissory note to satisfy claims under Mr. Leaver’s employment agreement.  A copy is attached as an exhibit to fully disclose the terms.

On September 17, 2012 the Company entered into a promissory note to satisfy claims under Mr. Schaefer’s employment agreement.  A copy is attached as an exhibit to fully disclose the terms.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 contains forward-looking statements. The presentation of future aspects of Sun River Energy, Inc. (“Sun River,” the “Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Results of Operations

Three Months Ended July 31, 2012 compared to the Three Months Ended July 31, 2011.

Revenue. During the three months ended July 31, 2012, the Company generated revenues due to production of $21,000 a reduction of $90,000 or 81% compared to the same quarter last year.   The Company has limited resources to maintain the wells to insure production. At this time, unless the Company infuses capital improvements in the wells, production will continue flat, or decline.

Operational Expenses. During the three months ended July 31, 2012, operating expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $3.0 million compared to $2.7 million during the three months ended July 31, 2011. This change represents an increase of $400,000 or 15%. The increase is primarily due to increased non-cash equity compensation.

Liquidity and Capital Resources

As of July 31, 2012, the Company had cash and cash equivalents of $399,000 and a working capital deficit of $13.8 million, compared with $128,000 in cash and cash equivalents and a working capital deficit of $13.9 million as of April 30, 2012.

Investing  Activities.Net cash provided by (used in) investing activities was $482,000 and $1,318,000 for the three months ended July 31, 2012 and 2011 respectively, or an increase of $1.8 million.  The change was primarily due to a reduction in development of oil and gas properties and the sale of certain hard rock mineral interest in Colfax County, New Mexico.

Financing Activities.Net cash provided by financing activities of $336,000 for the three months ended July 31, 2012 was generated by an offering of Common Stock for 190,000, short term borrowings of $150,000.

During the quarter ended July 31, 2012, we have continued to incur losses and have negative working capital.Approximately $10,339,000 of our negative working capital position was comprised of amounts owed to significant stockholders, including Officers of the Company. Subsequent to July 31, 2012, we are attempting to raise capital to resolve our working capital requirements and develop our oil and gas assets. We are, to a limited degree, evaluating the sale of certain shallow mineral rights. The Company has multiple options available to meet our current financial obligations when due, summarized as follows:

●	The Company will evaluate the possibility of settlement of this obligation with issuance of additional shares to the creditor; or
●
Sun River has raised capital in a Preferred Stock offering, and the Company is currently raising additional equity through the sale of additional common stock or preferred stock and will utilize any proceeds to pay this debt if not already settled; or

●	The Company will evaluate the availability of long term financing to refinance the debt, potentially secured with a portion of our holdings in oil and gas properties; or
●	The Company may sell a portion of our oil and gas properties to pay this debt, in addition to other selected current liabilities of the Company which may be due.
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

Critical Accounting Policies and Estimates

We refer you to the corresponding section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended April 30, 2012 and the notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of critical accounting policies and estimates.

Off Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2012, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, farmout agreements and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.Controls and Procedures.
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

As of July 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

The Company is not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the industry.  While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the financial condition or results of operations.

Item 1A.Risk Factors.

Not Applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from July 27, 2012 through September 11, 2012.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
August 29, 2012	Common Stock	200,000	Consulting Services	Stockholder
July 27, 2012 through September 5, 2012	Common Stock	735,938	Services	Directors, Officers, and Employees
September 11, 2012	Common Stock	600,000	Settlement of accounts payable	Stockholder

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5.Other Information.

On September 8, 2012, James E. Pennington resigned as Sun River Energy, Inc. (the “Company”) General Counsel and Corporate Secretary.

On September 7, 2012, Jay Leaver resigned as the Company’s Vice President of Geology.  The Company entered into a promissory note to satisfy claims under Mr. Leaver’s employment agreement.  A copy is attached as an exhibit to fully disclose the terms.

On September 17, 2012 the Company entered into a promissory note to satisfy claims under Mr. Schaefer’s employment agreement.  A copy is attached as an exhibit to fully disclose the terms.

On September 20, 2012, the Board of Directors of Sun River Energy, Inc. appointed Thimothy S. Wafford as Corporate Secretary.  Mr. Wafford will assume this position in addition to his position as Chief Operating Officer.

Item 6.Exhibits.
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File	Exhibit	Filing Date	Filed Herewith
3.1(i)	Articles of Incorporation.	10-SB12G	000-27485	3.1(i)	9/29/1999
3.2	Certificate of Designation of 8% Series A Cumulative Convertible Preferred Stock	10-Q	000-27485	3.2	3/11/2011
4.5	Warrant issued to Steven Weathers	10-Q	000-27485	4.5	3/11/2011

4.7	Warrant issued to Avalon	10-Q	000-27485	4.7	3/11/2011
4.8	Warrant issued to Aspenwood Capital	10-Q	000-27485	4.8	3/11/2011
10.1	Secured Convertible Promissory Note to Donal R. Schmidt, Jr. and incorporated herein by reference.	8-K	000-27485	10.1	06/08/2012
10.2	Secured Convertible Promissory Note to Thimothy S Wafford and incorporated herein by reference.	8-K-Q	000-27485	10.2	06/08/2012
10.3	Secured Convertible Promissory Note to James E. Pennington. and incorporated herein by reference.	8-K	000-27485	10.3	06/08/2012
10.4	Mortgage, Security Agreement, Financing Statement, and Assignment of Production and Revenue and incorporated herein by reference.	8-K	000-27485	10.4	06/08/2012
10.5	Contract for Sale with Mericol, Inc. and incorporated herein by reference.	8-K	000-27485	10	07/30/2012
10.6	Convertible Promissory Note to Thomas Schaefer					*

10.7	Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amounts of $1,250,000 dated March 8, 2012	10-Q	000-27485	10.1	03/08/2012
10.8	Convertible Promissory Note to Jay Leaver					*
21	List of subsidiaries	10-K	000-27485	21	6/22/2011
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUN RIVER ENERGY, INC.
Date: September 21, 2012	By:	/s/ JF “Rick” Hoover
		Name:	JF “Rick” Hoover
		Title:	CFO (Principal Accounting Officer)