Form 10-Q/A
period 2012-07-31
SUN RIVER ENERGY, INC
filed 2012-11-05
CIK 1066551

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Sun River Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, filed with the Securities and Exchange Commission on September 21, 2012, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Item 6.Exhibits.
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File	Exhibit	Filing Date	Filed Herewith
3.1(i)	Articles of Incorporation.	10-SB12G	000-27485	3.1(i)	9/29/1999
3.2	Certificate of Designation of 8% Series A Cumulative Convertible Preferred Stock	10-Q	000-27485	3.2	3/11/2011
4.5	Warrant issued to Steven Weathers	10-Q	000-27485	4.5	3/11/2011

4.7	Warrant issued to Avalon	10-Q	000-27485	4.7	3/11/2011
4.8	Warrant issued to Aspenwood Capital	10-Q	000-27485	4.8	3/11/2011
10.1	Secured Convertible Promissory Note to Donal R. Schmidt, Jr. and incorporated herein by reference.	8-K	000-27485	10.1	06/08/2012
10.2	Secured Convertible Promissory Note to Thimothy S Wafford and incorporated herein by reference.	8-K	000-27485	10.2	06/08/2012
10.3	Secured Convertible Promissory Note to James E. Pennington. and incorporated herein by reference.	8-K	000-27485	10.3	06/08/2012
10.4	Mortgage, Security Agreement, Financing Statement, and Assignment of Production and Revenue and incorporated herein by reference.	8-K	000-27485	10.4	06/08/2012
10.5	Contract for Sale with Mericol, Inc. and incorporated herein by reference.	8-K	000-27485	10	07/30/2012
10.6	Convertible Promissory Note to Thomas Schaefer
10.7	Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amounts of $1,250,000 dated March 8, 2012	10-Q	000-27485	10.1	03/08/2012
10.8	Convertible Promissory Note to Jay Leaver
21	List of subsidiaries	10-K	000-27485	21	6/22/2011
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUN RIVER ENERGY, INC.
Date: November 5, 2012	By:	/s/ Donal R. Schmidt, Jr
		Name:	Donal R. Schmidt, Jr.
		Title:	President and CEO